Form 10-K/A
period 2020-12-31
FAST Acquisition Corp.
filed 2021-05-13
CIK 1815737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

(Amendment No.1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to FAST Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of FAST Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 25, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 13, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements as of and for the period from June 4, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of September 30, 2020, and for the three months ended September 30, 2020, and the period from June 4, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on August 25, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated August 25, 2020, on Form 8-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Risk Factor Summary

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by August 25, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination by August 25, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until August 25, 2022, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on May 13, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restated previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from June 4, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of FAST Acquisition Corp. (the "Company") for the period ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from June 4, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from June 4 (inception) through September 30, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 25, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 13, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from June 4, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of, and for the quarterly periods ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on August 25, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated August 25, 2020, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from June 4, 2020 (inception) through December 31, 2020, we had a net loss of approximately $16.1 million, which consisted of approximately $15.3 million loss from changes in fair value of derivative warrant liabilities, approximately $0.5 million financing costs and general and administrative expenses of approximately $214,000, related party administrative fees of $60,000, and franchise tax expense of approximately $114,000, partially offset by income from our investments held in the Trust Account of approximately $68,000.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from June 4, 2020 (inception) through December 31, 2020, the change in fair value of warrants was a decrease of approximately $15.3 million. We also recognized a charge of $0.5 million for the amount of offering costs ascribe to the derivative warrant liabilities that was offset by an increase in additional paid-in capital.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 16,083,903 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 10,000,000 common stock warrants to investors in our Initial Public Offering and issued 6,000,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 13, 2021

FAST ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$1,039,484
Prepaid expenses	294,916
Total current assets	1,334,400
Investments held in Trust Account	200,067,535
Total Assets	$201,401,935

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,580
Accrued expenses	123,300
Franchise tax payable	114,023
Total current liabilities	242,903
Derivative warrant liabilities	28,320,000
Deferred underwriting commissions in connection with the initial public offering	7,000,000
Total liabilities	35,562,903

Commitments and Contingencies
Class A common stock; 16,083,903 shares subject to possible redemption at $10.00 per share	160,839,030

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 3,916,097 shares issued and outstanding (excluding 16,083,903 shares subject to possible redemption)	392
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	21,133,625
Accumulated deficit	(16,134,515)
Total stockholders’ equity	5,000,002
Total Liabilities and Stockholders’ Equity	$201,401,935

The accompanying notes are an integral part of these financial statements.

FAST ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from June 4, 2020 (inception) through December 31, 2020

General and administrative expenses	213,673
Administrative expenses - related party	60,000
Franchise tax expense	114,023
Loss from operations	(387,696)
Other income (expense)
Change in the fair value of derivative warrant liabilities	(15,340,000)
Financing costs - derivative warrant liabilities	(474,390)
Net gain from investments held in Trust Account	67,571
Net loss	$(16,134,515)

Weighted average shares outstanding of Class A common stock	20,000,000
Basic and diluted net loss per share, Class A common stock	$-
Weighted average shares outstanding of Class B common stock	5,000,000
Basic and diluted net loss per share, Class B common stock	$(3.23)

The accompanying notes are an integral part of these financial statements.

FAST ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from June 4, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 4, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, less fair value of public warrants	20,000,000	2,000	-	-	191,998,000	-	192,000,000
Offering costs	-	-	-	-	(11,071,453)	-	(11,071,453)
Excess of cash received over fair value of private placement warrants	-	-	-	-	1,020,000	-	1,020,000
Forfeiture of Class B common stock	-	-	(750,000)	(75)	75	-	-
Common stock subject to possible redemption	(16,083,903)	(1,608)	-	-	(160,837,422)	-	(160,839,030)
Net loss	-	-	-	-	-	(16,134,515)	(16,134,515)
Balance - December 31, 2020	3,916,097	$392	5,000,000	$500	$21,133,625	$(16,134,515)	$5,000,002

The accompanying notes are an integral part of these financial statements.

FAST ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from June 4, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(16,134,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	15,340,000
Financing cost - derivative warrant liabilities	474,390
Net gain from investments held in Trust Account	(67,535)
Changes in operating assets and liabilities:
Accounts payable	5,580
Prepaid expenses	(294,916)
Accrued expenses	38,300
Franchise tax payable	114,023
Net cash used in operating activities	(524,673)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Advances from related party	53,947
Repayment of advances from related party	(53,947)
Proceeds received from initial public offering, gross	200,000,000
Proceeds received from private placement	6,000,000
Offering costs paid	(4,460,843)
Net cash provided by financing activities	201,564,157

Net increase in cash	1,039,484

Cash - beginning of the period	-
Cash - end of the period	$1,039,484

Supplemental disclosure of noncash activities:
Forfeiture of Class B common stock	$75
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions in connection with the initial public offering	$7,000,000
Initial value of Class A common stock subject to possible redemption	$176,448,260
Change in initial value of Class A common stock subject to possible redemption	$(15,609,230)

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

The Company’s sponsor is FAST Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 20, 2020. On August 25, 2020, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.5 million, inclusive of $7.0 million in deferred underwriting commissions (Note 6). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The over-allotment option expired unexercised on October 5, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6.0 million (Note 5). If the over-allotment option was exercised, the Sponsor could have purchased an additional amount of up to 600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant.

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

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As a result, such common stock has been recorded at redemption amount and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or do not vote at all. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 or potentially less. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in the Company’s Form 8-K filed on May 13, 2021 and in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of and for the period from June 4, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of September 30, 2020, and for the three months ended September 30, 2020, and the period from June 4, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s liquidity needs up to August 25, 2020 were satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note and advancement of funds from a related party of approximately $54,000 (see Note 5) to the Company to cover for offering costs in connection with the Initial Public Offering. The Company fully repaid the Note and advances on August 25, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (as defined below in Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Restatement of Previously Issued Financial Statements

In April 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in August 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 25, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on August 25, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the period ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities. There is no change to total stockholders’ equity at the reported balance sheet date.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$201,401,935	$-	$201,401,935
Liabilities and stockholders’ equity
Total current liabilities	$242,903	$-	$242,903
Deferred underwriting commissions	7,000,000	-	7,000,000
Derivative warrant liabilities	-	28,320,000	28,320,000
Total liabilities	7,242,903	28,320,000	35,562,903
Class A common stock, $0.0001 par value; shares subject to possible redemption	189,159,030	(28,320,000)	160,839,030
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	108	284	392
Class B common stock - $0.0001 par value	500	-	500
Additional paid-in-capital	5,319,519	15,814,106	21,133,625
Accumulated deficit	(320,125)	(15,814,390)	(16,134,515)
Total stockholders’ equity	5,000,002	-	5,000,002
Total liabilities and stockholders’ equity	$201,401,935	$-	$201,401,935

	Period From June 4, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations
Loss from operations	$(387,696)	$-	$(387,696)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(15,340,000)	(15,340,000)
Financing costs - derivative warrant liabilities	-	(474,390)	(474,390)
Net gain from investments held in Trust Account	67,571	-	67,571
Total other (expense) income	67,571	(15,814,390)	(15,746,819)
Net loss	$(320,125)	$(15,814,390)	$(16,134,515)

Basic and Diluted weighted-average Class A common stock outstanding	20,000,000	-	20,000,000
Basic and Diluted net loss per Class A common shares	$0.00	-	$-
Basic and Diluted weighted-average Class B common stock outstanding	5,000,000	-	5,000,000
Basic and Diluted net loss per Class B common shares	$(0.06)	$(3.17)	$(3.23)

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	Period From June 4, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(320,125)	$(15,814,390)	$(16,134,515)
Change in fair value of derivative warrant liabilities	$-	$15,340,000	$15,340,000
Financing Costs - derivative warrant liabilities	$-	$474,390	$474,390
Initial value of Class A common stock subject to possible redemption	$189,429,260	$(12,981,000)	$176,448,260
Change in fair value of Class A common stock subject to possible redemption	$95,610	$(15,704,840)	$(15,609,230)

In addition, the impact to the balance sheet dated August 25, 2020, filed on Form 8-K on August 31, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $13.1 million increase to the derivative warrant liabilities line item at August 25, 2020, an offsetting decrease of $25.9 million to the Class A common stock subject to possible redemption mezzanine equity line item, an increase of $13.5 million in Additional paid-in capital and an increase of $13.5 million in Accumulated deficit. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3 — Summary of Significant Accounting Policies

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

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due primarily to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 16,083,903 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 10,000,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

The Company’s statement of operations includes a presentation of income (loss) per common share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes, which resulted in $0 for the period from June 4, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $16.1 million, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Initial Public Offering

On August 25, 2020, the Company consummated its Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.5 million, inclusive of $7.0 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. The over-allotment expired unexercised on October 5, 2020.

Note 5 — Related Party Transactions

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

Note 6 — Commitments and Contingencies

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

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 7 — Derivative Warrant Liabilities

As of December 31, 2020, the Company 10,000,000 and 6,000,000 Public Warrants and Private Warrants outstanding, respectively.

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

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 8 — Stockholders’ Equity

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

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

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

December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Investments held in Trust Account	$200,067,535	$-	$-

Liabilities
Derivative warrant liabilities -Public Warrants	$17,400,000	$-	$-
Derivative warrant liabilities -Private Warrants	$-	$-	$10,920,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 2020, as the Public Warrants were separately listed and traded.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since October 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $15.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for both the Public and Private Placement Warrants on August 25, 2020 and September 30, 2020 and for the Private Placement Warrants only at December 31, 2020:

	As of August 25, 2020	As of September 30, 2020	As of December 31, 2020
Stock Price	$9.60	$9.58	$10.24
Volatility	15.5%	15.5%	24.0%
Expected life of the options to convert	6	5.75	5.5
Risk-free rate	0.40%	0.35%	0.43%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from June 4, 2020 (inception) through December 31, 2020 is summarized as follows:

Issuance of Public and Private Warrants, Level 3 measurments	$12,980,000
Transfer out of Public Public Warrants to Level 1	(7,900,000)
Change in fair value of derivative warrant liabilities measured with Level 3 inputs	5,840,000
Derivative warrant liabilities measured with Level 3 inputs, December 31, 2020	$10,920,000

Note 10 — Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory Federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(20.0)
Financing cost on derivative warrant liabilities	(0.6)
Change in Valuation Allowance	(0.4)%
Effective tax rate	0.0%

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

Note 11 — Subsequent Events

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Other than as described herein, including in Note 2 (Restatement), the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Condensed Balance Sheet
Total assets	$201,529,675	$-	$201,529,675
Liabilities and stockholders’ equity
Total current liabilities	$197,020	$-	$197,020
Deferred underwriting commissions	7,000,000	-	7,000,000
Derivative warrant liabilities	-	12,640,000	12,640,000
Total liabilities	7,197,020	12,640,000	19,837,020
Class A common stock, $0.0001 par value; shares subject to possible redemption	189,332,650	(12,640,000)	176,692,650
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	107	126	233
Class B common stock - $0.0001 par value	575	-	575
Additional paid-in-capital	5,145,825	134,264	5,280,089
Accumulated deficit	(146,502)	(134,390)	(280,892)
Total stockholders’ equity	5,000,005	-	5,000,005
Total liabilities and stockholders’ equity	$201,529,675	$-	$201,529,675

	Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(146,829)	$-	$(146,829)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	340,000	340,000
Financing cost - derivative warrant liabilities	-	(474,390)	(474,390)
Net gain from investments held in Trust Account	18,534	-	18,534
Total other (expense) income	18,534	(134,390)	(115,856)
Net loss	$(128,295)	$(134,390)	$(262,685)

Basic and Diluted weighted-average Class A common shares outstanding	20,000,000	-	20,000,000
Basic and Diluted net loss per Class A common shares	$0.00	-	$0.00
Basic and Diluted weighted-average Class B common shares outstanding	5,000,000	-	5,000,000
Basic and Diluted net loss per Class B common shares	$(0.03)	$(0.02)	$(0.05)

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	Period From June 4, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(165,036)	$-	$(165,036)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	340,000	340,000
Financing cost - derivative warrant liabilities	-	(474,390)	(474,390)
Net gain from investments held in Trust Account	18,534	-	18,534
Total other (expense) income	18,534	(134,390)	(115,856)
Net loss	$(146,502)	$(134,390)	$(280,892)

Basic and Diluted weighted-average Class A common shares outstanding	20,000,000	-	20,000,000
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B common shares outstanding	5,000,000	-	5,000,000
Basic and Diluted net loss per Class B share	$(0.03)	$(0.03)	$(0.06)

	Period From June 4, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows
Net loss	$(146,502)	$(134,390)	$(280,892)
Change in fair value of derivative warrant liabilities	$-	$(340,000)	$(340,000)
Financing Costs - derivative warrant liabilities	$-	$474,390	$474,390
Initial value of Class A common stock subject to possible redemption	$189,429,260	$(12,981,000)	$176,448,260
Change in fair value of Class A common stock subject to possible redemption	$95,610	$148,780	$244,390

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020. Subsequently, our management has concluded that internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in our internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our initial public offering and private placement. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on amended Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on August 25, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Michael Lastoria serves on our board of directors as an independent director. Mr. Lastoria is a dynamic entrepreneur with a track record of founding, scaling and exiting a variety of businesses. In 2002, at the age of 22, Mr. Lastoria founded his first company, Innovation Ads, an advertising, technology and marketing services firm, as his first job out of college in New York City. In four years, as Founding Chief Executive Officer, he oversaw the rapid growth of the company and its sale to Seaport Capital, a New York-based private equity firm, in 2006. Lastoria remained the company’s Chief Executive Officer from 2006 to 2009. In October 2012, Mr. Lastoria co-founded &pizza, where he currently serves as Chief Executive Officer. At &pizza, Mr. Lastoria has raised over $80 million of investment capital and has expanded the purpose-driven chain to 38 locations in six markets. In addition to & pizza, Mr. Lastoria cofounded JWALK in 2010, which sold to beauty powerhouse Sheiseido in 2017. Mr. Lastoria is a recognized startup leader and vocal advocate in the fight to raise minimum wage to $15.00 an hour, believing that every employee should not only survive, but thrive. He speaks regularly on the value of design thinking, innovation and entrepreneurship. Mr. Lastoria was listed in QSR’s 2019 Readers’ Choice Awards as a Most Admired Fast-Casual Leader, on Nation’s Restaurant News’ Annual Power List in 2018 and 2019 and on Fast Casual’s Movers and Shakers List in 2018 and 2019. Mr. Lastoria was named one of the Washington Business Journal’s “40 Under 40.” In 2017, he was awarded the Mort Harris Small Business person of the year by the Small Business Council of America. Michael Lastoria graduated with a B.A. in Economics and Business from Westmont College in Santa Barbara, California.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

2.1†	Agreement and Plan of Merger, dated as of February 1, 2021, by and among FAST Acquisition Corp., Fertitta Entertainment, Inc., FAST Merger Corp. and FAST Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on August 26, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on August 26, 2020).
4.5*	Description of Securities.
10.1	Letter Agreement among the Company, its officers, certain directors, dated as of August 20, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on August 26, 2020).
10.2	Promissory Note, dated June 4, 2020, issued to FAST Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
10.3	Registration Rights Agreement, dated August 20, 2020, by and among the Company, FAST Sponsor, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on August 26, 2020).
10.4	Administrative Service Agreement, dated as of August 20, 2020, by and between the Company and FAST Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on August 26, 2020).
10.5	Securities Subscription Agreement, dated as of June 4, 2020, by and between the Company, and FAST Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.8	Stockholders Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., Tilman J. Fertitta, FAST Merger Corp. and FAST Sponsor, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.9	Sponsor Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., Fertitta Entertainment, Inc., FAST Sponsor, LLC and certain officers and members of the board of directors of FAST Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.10	Amended and Restated Registration Rights Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., Tilman J. Fertitta, FAST Sponsor, LLC and FAST Merger Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.11	Lockup Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., FAST Merger Corp. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
24	Power of Attorney (included on signature page of this report).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Original Filing, filed with the SEC on March 26, 2021.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2021	FAST ACQUISITION CORP.

	By:	/s/ Sandy Beall
		Name:	Sandy Beall
		Title:	Chief Executive Officer

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

/s/ Sandy Beall	Chief Executive Officer	May 13, 2021
Sandy Beall	(principal executive officer)

/s/ Garrett Schreiber	Chief Financial Officer	May 13, 2021
Garrett Schreiber	(principal financial and accounting officer)

/s/ Kevin Reddy	Chairman	May 13, 2021
Kevin Reddy

/s/ Ramin Arani	Director	May 13, 2021
Ramin Arani

/s/ Sanjay Chadda	Director	May 13, 2021
Sanjay Chadda

/s/ Alice Elliot	Director	May 13, 2021
Alice Elliot

/s/ Steve Kassin	Director	May 13, 2021
Steve Kassin

/s/ Michael Lastoria	Director	May 13, 2021
Michael Lastoria