Form 10-Q
period 2021-03-31
FAST Acquisition Corp.
filed 2021-05-24
CIK 1815737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, 20,000,000 Class A common stock, par value $0.0001 per share, and 5,000,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAST ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FAST ACQUISITION CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

MARCH 31, 2021 and DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$514,050	$1,039,484
Prepaid expenses	351,166	294,916
Total current assets	865,216	1,334,400
Investments held in Trust Account	200,007,439	200,067,535
Total Assets	$200,872,655	$201,401,935

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$67,395	$5,580
Accrued expenses	1,519,094	123,300
Franchise tax payable	48,767	114,023
Total current liabilities	1,635,256	242,903
Derivative warrant liabilities	47,240,000	28,320,000
Deferred underwriting commissions in connection with the initial public offering	7,000,000	7,000,000
Total liabilities	55,875,256	35,562,903

Commitments and Contingencies

Class A common stock; 13,999,739 and 16,083,903 shares subject to possible redemption at 10.00 per share as of March 31, 2021 and December 31,2020, respectively	139,997,390	160,839,030

Stockholders' Equity:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; 6,000,261 and 3,916,097 shares issued and outstanding (excluding 13,999,739 and 16,083,903 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	600	392
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	500	500
Additional paid-in capital	41,975,057	21,133,625
Accumulated deficit	(36,976,148)	(16,134,515)
Total stockholders' equity	5,000,009	5,000,002
Total Liabilities and Stockholders' Equity	$200,872,655	$201,401,935

The accompanying notes are an integral part of these consolidated condensed financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$1,851,442
Administrative expenses - related party	45,000
Franchise tax expense	50,095
Loss from operations	(1,946,537)
Other (expense) income:
Change in fair value of derivative warrant liabilities	(18,920,000)
Net gain from investments held in Trust Account	24,904
Net loss	$(20,841,633)

Weighted average shares outstanding of Class A common stock	20,000,000
Basic and diluted net loss per share, Class A common stock	$-
Weighted average shares outstanding of Class B common stock	5,000,000
Basic and diluted net loss per share, Class B common stock	$(4.17)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	3,916,097	$392	5,000,000	$500	$21,133,625	$(16,134,515)	5,000,002
Common stock subject to possible redemption	2,084,164	208	-	-	20,841,432	-	20,841,640
Net loss	-	-	-	-	-	(20,841,633)	(20,841,633)
Balance - March 31, 2021 (unaudited)	6,000,261	$600	5,000,000	$500	$41,975,057	$(36,976,148)	$5,000,009

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(20,841,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	18,920,000
Net gain from investments held in Trust Account	(24,904)
Changes in operating assets and liabilities:
Accounts payable	61,815
Prepaid expenses	(56,250)
Accrued expenses	1,395,794
Franchise tax payable	(65,256)
Net cash used in operating activities	(610,434)

Cash Flows from Financing Activities:
Interest released from Trust Account	85,000
Net cash provided by financing activities	85,000
Net decrease in cash	(525,434)

Cash - beginning of the period	1,039,484
Cash - end of the period	$514,050

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$(20,841,640)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the periods three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The consolidated condensed consolidated financial statements of the Company include its wholly-owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

Refer to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2021, for more information.

Liquidity and Capital Resources

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $0.5 million in its operating bank account and negative working capital of approximately $0.7 million.

The Company’s liquidity needs up to August 25, 2020 were satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the promissory note pursuant to which the Sponsor on June 4, 2020 agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “Note”) and advancement of funds from a related party of to the Company to cover for offering costs in connection with the Initial Public Offering. The Company fully repaid the Note and advances on August 25, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (as defined below in Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination or one year from the date of issuance of these financial statements.

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

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying unaudited consolidated condensed statement of operations. The estimated fair values of investments held in the Trust Account were determined using available market information. The Company withdrew $85,000 on interest from the Trust to pay franchise taxes during the three months ended March 31, 2021.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0.5 million $1 million in cash as of March 31, 2021 and December 31, 2020, respectively. The Company did not have any cash equivalents, outside of funds held in the Trust Account, as of March 31, 2021 or December 31, 2020.

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, prepaid expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

The 10,000,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 13,999,739 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated condensed balance sheet.

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

The Company’s statement of operations includes a presentation of income (loss) per common share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes, which resulted in $0 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $20.9 million, less income attributable to Class A common stock, resulting in approximately $20.9 million by the weighted average number of shares of Class B common stock outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

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

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

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

Administrative Services Agreement

The Company agreed that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company paid the Sponsor $45,000 for such services for the period ended March 31, 2021.

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

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

Note 6 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 3, 2020, there were 20,000,000 shares of Class A common stock issued or outstanding. Of the outstanding shares of Class A common stock, 13,999,739 shares were subject to possible redemption at March 31, 2021 and 16,083,903 shares were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 19, 2020, the Company issued 7,187,500 shares of Class B common stock. On August 4, 2020, the Company effected a share capitalization resulting in an aggregate of 5,750,000 Class B common stock outstanding. As of March 31, 2021 and December 31, 2020, there were 5,000,000 shares of Class B common stock issued outstanding.

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

Note 7— Warrants

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$200,007,439	$-	$-

Liabilities
Derivative warrant liabilities -Public Warrants	$29,000,000	$-	$-
Derivative warrant liabilities -Private Warrants	$-	$-	$18,240,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$200,067,535	$-	$-

Liabilities
Derivative warrant liabilities - Public Warrants	$17,400,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$10,920,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers during the period.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statements of operations. For the three months ended March 31, 2021, the Company recognized a charge from an increase in the fair value of liabilities of approximately $18.9 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited consolidated condensed statement of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of March 31, 2021
Stock Price	$12.52
Volatility	20.5%
Expected life of the options to convert	5.25
Risk-free rate	0.98%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$28,320,000
Change in fair value of warrant liabilities	18,920,000
Warrant liabilities at March 31, 2021	$47,240,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date unaudited consolidated condensed financial statements were issued. Other than as described herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “FAST Acquisition Corp.,” “our,” “us” or “we” refer to FAST Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

As more fully described in Note 1 to the financial statements contained as part of this Quarterly Report on Form 10-Q, on February 1, 2021, we entered into the Merger Agreement with FEI, FAST Merger Corp. and Merger Sub, pursuant to which (i) the Company will change its jurisdiction of incorporation to Texas by merging with and into FAST Merger Corp., with FAST Merger Corp. surviving the merger, and (ii) Merger Sub will merge with and into FEI with FEI surviving the merger. Upon consummation of the Business Combination, FEI will become a wholly owned subsidiary of FAST Merger Corp.

For additional information regarding the agreement, see the Company’s Form 8-K filed by us on February 1, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $0.5 million in our operating bank account, and negative working capital of approximately $0.7 million.

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

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination or one year from the date of issuance of these financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation, the Initial Public Offering, and since the closing of our Initial Public Offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had a net loss of approximately $20.9 million which consisted of approximately $1.9 million in general and administrative expenses and approximately $18.9 million in change in fair value of derivative warrant liabilities, partially offset by income from our investments held in the Trust Account.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange and continuing until the earlier of the consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In the three months ended March 31, 2021, we incurred and paid $45,000 related to these services.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities performed on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations.

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited consolidated condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 13,999,739 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets

Net Loss Per Common Share

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

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Warrant Liabilities

We account for the warrants issued in connection with the Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statement of operations in the period of change.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Form 10-K/A filed with the SEC on May 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC on May 13, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1†	Agreement and Plan of Merger, dated as of February 1, 2021, by and among FAST Acquisition Corp., Fertitta Entertainment, Inc., FAST Merger Corp. and FAST Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.2	Stockholders Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., Tilman J. Fertitta, FAST Merger Corp. and FAST Sponsor, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.3	Sponsor Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., Fertitta Entertainment, Inc., FAST Sponsor, LLC and certain officers and members of the board of directors of FAST Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.4	Amended and Restated Registration Rights Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., Tilman J. Fertitta, FAST Sponsor, LLC and FAST Merger Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.5	Lockup Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., FAST Merger Corp. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of May, 2021.

FAST ACQUISITION CORP.

By:	/s/ Sandy Beall
Name: Sandy Beall
Title: Chief Executive Officer