Form 10-Q
period 2021-06-30
FAST Acquisition Corp.
filed 2021-08-11
CIK 1815737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAST ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and for the period from June 4, 2020 (inception) through June 30, 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from June 4, 2020 (inception) through June 30, 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and for the period from June 4, 2020 (inception) through June 30, 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FAST ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$358,367	$1,039,484
Prepaid expenses	264,143	294,916
Total current assets	622,510	1,334,400
Investments held in Trust Account	199,993,515	200,067,535
Total Assets	$200,616,025	$201,401,935

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$80,144	$5,580
Accrued expenses	1,826,290	123,300
Franchise tax payable	49,315	114,023
Total current liabilities	1,955,749	242,903
Derivative warrant liabilities	48,940,000	28,320,000
Deferred underwriting commissions in connection with the initial public offering	7,000,000	7,000,000
Total liabilities	57,895,749	35,562,903

Commitments and Contingencies

Class A common stock; 13,772,027 and 16,083,903 shares subject to possible redemption at 10.00 per share as of June 30, 2021 and December 31, 2020, respectively	137,720,270	160,839,030

Stockholders’ Equity:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; 6,227,973 and 3,916,097 shares issued and outstanding (excluding 13,772,027 and 16,083,903 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	623	392
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	500	500
Additional paid-in capital	44,252,155	21,133,625
Accumulated deficit	(39,253,272)	(16,134,515)
Total stockholders’ equity	5,000,006	5,000,002
Total Liabilities and Stockholders’ Equity	$200,616,025	$201,401,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For The Period From June 4, 2020 (inception) through June 30, 2020

General and administrative expenses	$483,010	$2,334,452	$3,910
Administrative expenses - related party	45,000	90,000	-
Franchise tax expense	46,668	96,763	14,297
Loss from operations	(574,678)	(2,521,215)	(18,207)
Other (expense) income:
Change in fair value of derivative warrant liabilities	(1,700,000)	(20,620,000)	-
Net gain (loss) from investments held in Trust Account	(2,446)	22,458	-
Net loss	$(2,277,124)	$(23,118,757)	$(18,207)

Weighted average shares outstanding of Class A common stock	20,000,000	20,000,000	20,000,000
Basic and diluted net income (loss) per share, Class A common stock	$(0.00)	0.00	$-
Weighted average shares outstanding of Class B common stock(1)	5,000,000	5,000,000	5,000,000
Basic and diluted net loss per share, Class B common stock	$(0.45)	$(4.62)	$-

(1)	This number excludes an aggregate of up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment expired unexercised on October 5, 2020 resulting in the forfeiture of 750,000 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For The Three and Six Months Ended June 30, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	3,916,097	$392	5,000,000	$500	$21,133,625	$(16,134,515)	$5,000,002
Common stock subject to possible redemption	2,084,164	208	-	-	20,841,432	-	20,841,640
Net loss	-	-	-	-	-	(20,841,633)	(20,841,633)
Balance - March 31, 2021 (unaudited)	6,000,261	$600	5,000,000	$500	$41,975,057	$(36,976,148)	$5,000,009
Common stock subject to possible redemption	227,712	23	-	-	2,277,098	-	2,277,121
Net loss	-	-	-	-		(2,277,124)	(2,277,124)
Balance - June 30, 2021 (unaudited)	6,227,973	$623	5,000,000	$500	$44,252,155	$(39,253,272)	$5,000,006

	For The Period From June 4, 2020 (inception) through June 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 4, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(18,207)	(18,207)
Balance - June 30, 2020 (unaudited)	-	$-	5,750,000	$575	$24,425	$(18,207)	$6,793

(1)	This number includes an aggregate of up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment expired unexercised on October 5, 2020 resulting in the forfeiture of 750,000 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2021	For The Period From June 4, 2020 (inception) through June 30, 2020

Cash Flows from Operating Activities:
Net loss	$(23,118,757)	$(18,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	20,620,000	-
Net gain from investments held in Trust Account	(22,458)	-
Changes in operating assets and liabilities:
Accounts payable	74,564	3,910
Prepaid expenses	30,773	-
Accrued expenses	1,702,990	-
Franchise tax payable	(64,707)	14,297
Net cash used in operating activities	(777,595)	-

Cash Flows from Investing Activities
Interest released from Trust Account	96,478	-
Net cash provided by investing activities	96,478	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	300,000
Advances from related party	-	53,947
Deferred offering costs paid	-	(43,625)
Net cash provided by financing activities	-	335,322

Net increase (decrease) in cash	(681,117)	335,322

Cash - beginning of the period	1,039,484	-
Cash - end of the period	$358,367	$335,322

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$26,117
Offering costs included in accrued expenses	$-	$141,666
Change in value of Class A common stock subject to possible redemption	$(23,118,761)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination

On February 1, 2021, the Company entered into an agreement and plan of merger (as amended, the “Merger Agreement”) with Fertitta Entertainment, Inc., a Texas corporation (“FEI”), FAST Merger Corp., a Texas corporation and direct subsidiary of the Company (“FAST Merger Corp.”) and FAST Merger Sub Inc., a Texas corporation and direct subsidiary of FAST Merger Corp. (“Merger Sub”), pursuant to which (i) the Company will change its jurisdiction of incorporation to Texas by merging with and into FAST Merger Corp., with FAST Merger Corp. surviving the merger (the “reincorporation”), and (ii) Merger Sub will merge with and into FEI with FEI surviving the merger (the “Merger”). Upon consummation of the transactions contemplated by the Merger Agreement (the “Business Combination”), FEI will become a wholly owned subsidiary of FAST Merger Corp., which is referred to herein as “New FEI.” On June 30, 2021, the Company, FEI, FAST Merger Corp. and Merger Sub entered into an Amendment No. 1 to the Merger Agreement (“Amendment No. 1”), pursuant to which the Merger Agreement was amended to, among other things, (i) increase the number of shares of Class A common stock of New FEI to be issued to the sole stockholder of FEI such that the value of the aggregate consideration to be received by the sole stockholder increased from approximately $1.97 billion to approximately $3.84 billion in consideration for the inclusion of certain high quality assets to New FEI including Mastro’s, Catch and Vic & Anthony’s restaurants, Cadillac Bar and Fish Tales casual concepts and certain specialty entertainment assets, including Fisherman’s Wharf and Pleasure Pier in Galveston and three aquariums, (ii) provide that the shares of Class B units of Golden Nugget Online Gaming, Inc. (“GNOG”) issued in connection with the $2.2 million contribution made by LF LLC (a subsidiary of FEI) on March 31, 2021 and any additional shares acquired by LF LLC prior to the closing of the Business Combination (the “Closing”) as a result of contractually required contributions will be included as part of the transaction and (iii) extend the “Termination Date” under the Merger Agreement from November 1, 2021 to December 1, 2021.

Upon the Closing, each share of common stock of the Company will be converted into one share of Class A common stock of New FEI and all of the outstanding equity interests of FEI will be acquired for aggregate consideration that is currently valued at approximately $3.84 billion. Such consideration will be paid to Tilman J. Fertitta, the sole stockholder of FEI, by the issuance of a number of shares of Class B common stock of New FEI, calculated based on the aggregate closing date transaction value, as determined pursuant to the Merger Agreement, and a $10 per share price of the Class B common stock. The value of the aggregate consideration will change between now and the Closing based on (i) the difference between the net debt of FEI at the Closing and the current target net debt of $4.6 billion and (ii) (x) the difference between the 60-day average closing stock price of a share of GNOG as of the day prior to the Closing and $18.46, the closing stock price of GNOG on January 28, 2021, multiplied by (y) 31,350,625 (subject to adjustment by reason of any stock dividend, subdivision, reclassification, reorganization, recapitalization, split, combination or exchange of shares, or any other similar event between the date of the Merger Agreement and the Closing). In addition, in connection with the Business Combination, FEI will complete an internal reorganization and spin out certain assets which are not intended to be part of the Business Combination (the “Restructuring”).

The shares of Class B common stock of New FEI will have the same economic terms as the shares of Class A common stock of New FEI, but the shares of Class B common stock of New FEI will have 10 votes per share. The outstanding shares of Class B common stock of New FEI will be subject to a “sunset” provision if Mr. Fertitta and other permitted holders of New FEI Class B common stock collectively cease to beneficially own at least 20% of the number of shares of Class B common stock of New FEI collectively held by Mr. Fertitta and other permitted transferees as of the effective date of the Business Combination.

On August 9, 2021, DraftKings Inc. (“DraftKings”) and GNOG announced that they have entered into a definitive agreement pursuant to which DraftKings will acquire GNOG in an all-stock transaction (the “DraftKings Transaction”). The Company currently expects that the Business Combination will close in the fourth quarter of 2021, prior to the expected closing of the DraftKings Transaction.

The Merger Agreement does not prohibit FEI from selling the stock of GNOG and the Company’s consent was not required for the DraftKings Transaction. The Merger Agreement provides that the Merger Consideration (as defined therein) payable to FEI’s sole stockholder will be adjusted by (a)(i) an amount equal to the difference between the 60-day average closing stock price of a share of GNOG as of the day prior to the closing of the Business Combination, multiplied by (ii) the number of shares of stock of GNOG owned by FEI as of the Closing, and (b)(i) $13.00, multiplied by (ii) 31,494,175. The Merger Consideration payable to the sole stockholder of FEI will increase or decrease to the extent GNOG’s stock price increases or decreases as a result of the announcement of the DraftKings Transaction in relation to the $13.00 reference price in the Merger Agreement.

A subsidiary of FEI, as a holder of GNOG common stock, will receive the merger consideration in the DraftKings Transaction. In the DraftKings Transaction, GNOG stockholders, including such subsidiary of FEI, will receive a fixed ratio of 0.365 shares of Class A common stock of a new holding company formed by DraftKings in connection with the Transaction (“New DraftKings”), for each share of common stock of GNOG. The Company is not a party to the DraftKings Transaction.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

Refer to the Company’s current reports on Form 8-K, filed with the SEC on February 1, 2021 and July 1, 2021 for more information.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the periods three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 13, 2021.

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had approximately $0.4 million in its operating bank account and a working capital deficit of approximately $1.3 million (not taking into account approximately $49,000 of tax obligations that may be paid using investment income classified in the Trust Account). The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents outside of funds held in the Trust Account as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company withdrew approximately $11,000, and $96,000 on interest from the Trust to pay franchise taxes during the three and six months ended June 30, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2, defined as quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, prepaid expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), paragraph 15 Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 10,000,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 13,772,027 and 16,083,903 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Net Income (Loss) Per Common Share

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the income from the investment in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon Business Combination.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Class A common stock
Numerator: Income (loss) allocable to Class A common stock
Income (loss) from investments held in Trust Account	$(2,446)	$22,458
Less: Company’s portion available to be withdrawn to pay taxes	-	22,458
Net income (loss) attributable	$(2,446)	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	20,000,000	20,000,000
Basic and diluted net income per share, Class A common stock	$(0.00)	$0.00

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(2,277,124)	$(23,118,757)
Net income (loss) allocable to Class A common stock	2,446	-
Net income (loss) attributable	$(2,274,678)	$(23,118,757)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	5,000,000	5,000,000
Basic and diluted net loss per share, Class B common stock	$(0.45)	$(4.62)

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

On June 19, 2020, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. On August 4, 2020, the Company effected a share capitalization resulting in an aggregate of 5,750,000 Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment expired unexercised on October 5, 2020 resulting in the forfeiture of 750,000 Founder Shares.

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

Administrative Services Agreement

The Company agreed that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred $45,000 and $90,000 for such services for the three and six month periods ended June 30, 2021, respectively, included as general and administrative expenses – related parties on the condensed consolidated statement of operations. At June 30, 2021, $15,000 was included as prepaid expenses on the accompanying condensed consolidated balance sheets for such services. At December 31, 2020, there were no prepaid or accrued expenses on the accompanying condensed consolidated balance sheets for such services.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6— Warrants

As of June 30, 2021 and December 31, 2020, the Company had 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 20,000,000 shares of Class A common stock issued or outstanding. Of the outstanding shares of Class A common stock, 13,772,027 shares were subject to possible redemption at June 30, 2021 and 16,083,903 shares were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,000,000 shares of Class B common stock issued outstanding.

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$199,993,515	$-	$-

Liabilities
Derivative warrant liabilities -Public Warrants	$29,800,000	$-	$-
Derivative warrant liabilities -Private Warrants	$-	$-	$19,140,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$200,067,535	$-	$-

Liabilities
Derivative warrant liabilities - Public Warrants	$17,400,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$10,920,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three or six month periods ended June 30, 2021.

FAST ACQUISITION CORP.

NOTES TO Unaudited Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and six months ended June 30, 2021, the Company recognized a charge from an increase in the fair value of liabilities of approximately $1.7 million and $20.6 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statement of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of March 31, 2021	As of December 31, 2020
Stock Price	$11.81	$12.52	$10.24
Volatility	27.7%	15.0%	16.0%
Expected life of the options to convert	5.0	5.25	5.5
Risk-free rate	0.91%	0.98%	0.43%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021 - Level 3 measurements	$10,920,000
Change in fair value of warrant liabilities - Level 3 measurments	7,320,000
Warrant liabilities at March 31, 2021 - Level 3 measurements	$18,240,000
Change in fair value of warrant liabilities - Level 3 measurments	900,000
Warrant liabilities at June 30, 2021 - Level 3 measurements	$19,140,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed consolidated financial statements were issued. As more fully described in Note 1, on August 9, 2021, DraftKings and GNOG announced that they have entered into the DraftKings Transaction. The Merger Consideration payable to the sole stockholder of FEI in the Business Combination will increase or decrease to the extent GNOG’s stock price increases or decreases as a result of the announcement of the DraftKings Transaction in relation to the $13.00 reference price in the Merger Agreement. The Company currently expects that the Business Combination will close in the fourth quarter of 2021, prior to the expected closing of the DraftKings Transaction. The Company is not a party to the DraftKings Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “FAST Acquisition Corp.,” “our,” “us” or “we” refer to FAST Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

On February 1, 2021, the Company entered into an agreement and plan of merger (as amended, the “Merger Agreement”) with Fertitta Entertainment, Inc., a Texas corporation (“FEI”), FAST Merger Corp., a Texas corporation and direct subsidiary of the Company (“FAST Merger Corp.”) and FAST Merger Sub Inc., a Texas corporation and direct subsidiary of FAST Merger Corp. (“Merger Sub”), pursuant to which (i) the Company will change its jurisdiction of incorporation to Texas by merging with and into FAST Merger Corp., with FAST Merger Corp. surviving the merger (the “reincorporation”), and (ii) Merger Sub will merge with and into FEI with FEI surviving the merger (the “Merger”). Upon consummation of the transactions contemplated by the Merger Agreement (the “Business Combination”), FEI will become a wholly owned subsidiary of FAST Merger Corp., which is referred to herein as “New FEI.” On June 30, 2021, the Company, FEI, FAST Merger Corp. and Merger Sub entered into an Amendment No. 1 to the Merger Agreement (“Amendment No. 1”), pursuant to which the Merger Agreement was amended to, among other things, (i) increase the number of shares of Class A common stock of New FEI to be issued to the sole stockholder of FEI such that the value of the aggregate consideration to be received by the sole stockholder increased from approximately $1.97 billion to approximately $3.84 billion in consideration for the inclusion of certain high quality assets to New FEI including Mastro’s, Catch and Vic & Anthony’s restaurants, Cadillac Bar and Fish Tales casual concepts and certain specialty entertainment assets, including Fisherman’s Wharf and Pleasure Pier in Galveston and three aquariums, (ii) provide that the shares of Class B units of Golden Nugget Online Gaming, Inc. (“GNOG”) issued in connection with the $2.2 million contribution made by LF LLC (a subsidiary of FEI) on March 31, 2021 and any additional shares acquired by LF LLC prior to the closing of the Business Combination (the “Closing”) as a result of contractually required contributions will be included as part of the transaction and (iii) extend the “Termination Date” under the Merger Agreement from November 1, 2021 to December 1, 2021.

Upon the Closing, each share of common stock of the Company will be converted into one share of Class A common stock of New FEI and all of the outstanding equity interests of FEI will be acquired for aggregate consideration that is currently valued at approximately $3.84 billion. Such consideration will be paid to Tilman J. Fertitta, the sole stockholder of FEI, by the issuance of a number of shares of Class B common stock of New FEI, calculated based on the aggregate closing date transaction value, as determined pursuant to the Merger Agreement, and a $10 per share price of the Class B common stock. The value of the aggregate consideration will change between now and the Closing based on (i) the difference between the net debt of FEI at the Closing and the current target net debt of $4.6 billion and (ii) (x) the difference between the 60-day average closing stock price of a share of GNOG as of the day prior to the Closing and $18.46, the closing stock price of GNOG on January 28, 2021, multiplied by (y) 31,350,625 (subject to adjustment by reason of any stock dividend, subdivision, reclassification, reorganization, recapitalization, split, combination or exchange of shares, or any other similar event between the date of the Merger Agreement and the Closing). In addition, in connection with the Business Combination, FEI will complete an internal reorganization and spin out certain assets which are not intended to be part of the Business Combination (the “Restructuring”).

The shares of Class B common stock of New FEI will have the same economic terms as the shares of Class A common stock of New FEI, but the shares of Class B common stock of New FEI will have 10 votes per share. The outstanding shares of Class B common stock of New FEI will be subject to a “sunset” provision if Mr. Fertitta and other permitted holders of New FEI Class B common stock collectively cease to beneficially own at least 20% of the number of shares of Class B common stock of New FEI collectively held by Mr. Fertitta and other permitted transferees as of the effective date of the Business Combination.

On August 9, 2021, DraftKings Inc. (“DraftKings”) and GNOG announced that they have entered into a definitive agreement pursuant to which DraftKings will acquire GNOG in an all-stock transaction (the “DraftKings Transaction”). The Company currently expects that the Business Combination will close in the fourth quarter of 2021, prior to the expected closing of the DraftKings Transaction.

The Merger Agreement does not prohibit FEI from selling the stock of GNOG and the Company’s consent was not required for the DraftKings Transaction. The Merger Agreement provides that the Merger Consideration (as defined therein) payable to FEI’s sole stockholder will be adjusted by (a)(i) an amount equal to the difference between the 60-day average closing stock price of a share of GNOG as of the day prior to the closing of the Business Combination, multiplied by (ii) the number of shares of stock of GNOG owned by FEI as of the Closing, and (b)(i) $13.00, multiplied by (ii) 31,494,175. The Merger Consideration payable to the sole stockholder of FEI will increase or decrease to the extent GNOG’s stock price increases or decreases as a result of the announcement of the DraftKings Transaction in relation to the $13.00 reference price in the Merger Agreement.

A subsidiary of FEI, as a holder of GNOG common stock, will receive the merger consideration in the DraftKings Transaction. In the DraftKings Transaction, GNOG stockholders, including such subsidiary of FEI, will receive a fixed ratio of 0.365 shares of Class A common stock of a new holding company formed by DraftKings in connection with the Transaction (“New DraftKings”), for each share of common stock of GNOG. The Company is not a party to the DraftKings Transaction.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.4 million in our operating bank account, and a working capital of deficit of approximately $1.3 million (not taking into account approximately $49,000 of tax obligations that may be paid using investment income classified in the Trust Account).

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

We have incurred and expect to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation, the Initial Public Offering, and since the closing of our Initial Public Offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $2.3 million which consisted of approximately $1.7 million in change in the fair value of derivative warrant liabilities, approximately $0.5 million in general and administrative expenses, approximately $47,000 of franchise taxes, and a loss of approximately $2,000 from our investments held in the Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $23.1 million which consisted of approximately $2.3 million in general and administrative expenses, approximately $97,000 in franchise tax expense, and approximately $20.6 million in change in fair value of derivative warrant liabilities, partially offset by approximately $22,000 of income from our investments held in the Trust Account.

Related Party Transactions

Founder Shares

On June 19, 2020, we issued 7,187,500 Founder Shares to our Sponsor for a payment of $25,000. On August 4, 2020, we effected a share capitalization resulting in an aggregate of 5,750,000 Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment expired unexercised on October 5, 2020 resulting in the forfeiture of such shares resulting in the forfeiture of 750,000 Founder Shares.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange and continuing until the earlier of the consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. We incurred $45,000 and $90,000 for such services for the three and six month periods ended June 30, 2021, respectively, included as general and administrative expenses – related parties on the condensed consolidated statement of operations. At June 30, 2021, $15,000 was included as prepaid expenses on the unaudited condensed consolidated balance sheets. At December 31, 2020, there were no prepaid or accrued expenses on the unaudited condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities performed on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations.

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), paragraph 15 Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 13,772,027 and 16,083,903 shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets

Net Income (Loss) Per Common Share

Our condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the income from the investment in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the inclusion of such warrants would be anti-dilutive.

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities, which was identified and discussed in Part II, Item 9A of our Form 10-K/A for the period ended December 31, 2020 filed with the SEC on March 13, 2021, our management determined that our disclosure controls and procedures were not effective as of June 30, 2021.

Notwithstanding the identified material weakness as of June 30, 2021, management, including our principal executive officer and principal financial and accounting officer, believe that the condensed consolidated financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1†	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2021, by and among Fertitta Entertainment, Inc., FAST Acquisition Corp., FAST Merger Corp. and FAST Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on July 1, 2021).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2021.

FAST ACQUISITION CORP.

By:	/s/ Sandy Beall
Name: Sandy Beall
Title: Chief Executive Officer

By:	/s/ Garrett Schreiber
Name: Garrett Schreiber
Title: Chief Financial Officer