Form 10-K/A
period 2020-12-31
FAST Acquisition Corp.
filed 2021-11-19
CIK 1815737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

(Amendment No.2)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to FAST Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of FAST Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on August 25, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 12, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of August 25, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 13, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Annual Report on Form 10-K of FAST Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the SEC on March 26, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated August 25, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

For additional information regarding the agreement, see the Company’s Form 8-K filed by us on February 1, 2021, and July 1, 2021, and FAST Merger Corp.’s registration statement on Form S-4 (as amended), initially filed with the SEC on August 2, 2021 for more information.

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

Following the issuance of the SEC Staff Statement on May 13, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restated previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods.

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

As described elsewhere in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from June 4, 2020 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from June 4, 2020 (inception) through September 30, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2 --Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from June 4, 2020 (inception) through December 31, 2020.

Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, the change in the classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of FAST Acquisition Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) our audited balance sheet as of August 25, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as previously revised in the 2020 Form 10-K/A No. 1, (iii) and the unaudited interim financial statements as of September 30, 2020, and for the three months ended September 30, 2020, and the period from June 4, 2020 (inception) through September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on August 25, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on November 12, 2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of August 25, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as previously revised in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and (v) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its quarterly report on Form 10-Q for the period ended September 30, 2021.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated August 25, 2020, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

For additional information regarding the agreement, see the Company’s Form 8-K filed by us on February 1, 2021, and July 1, 2021, and FAST Merger Corp.’s registration statement on Form S-4 (as amended), initially filed with the SEC on August 2, 2021, for more information.

Liquidity and Going Concern

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

We have incurred and expect to incur additional significant costs in pursuit of our financing and acquisition plans including the proposed business combination described below. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. Also, in connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 25, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception up to December 31, 2020, was in preparation for our formation, the Initial Public Offering, and since the closing of our Initial Public Offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

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

Administrative Services Agreement

Commencing on August 21, 2020, and continuing until the earlier of the consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative support services provided to members of our management team. For the period from June 4, 2020 (inception) through December 31, 2020, we incurred and paid $60,000 related to these services.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 20,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 16,000,000 shares of common stock in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from June 4, 2020 through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 22, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

November 18, 2021

FAST ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

(restated – See Note 2)

Assets:
Current assets:
Cash	$1,039,484
Prepaid expenses	294,916
Total current assets	1,334,400
Investments held in Trust Account	200,067,535
Total Assets	$201,401,935

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$5,580
Accrued expenses	123,300
Franchise tax payable	114,023
Total current liabilities	242,903
Derivative warrant liabilities	28,320,000
Deferred underwriting commissions in connection with the initial public offering	7,000,000
Total liabilities	35,562,903

Commitments and Contingencies
Class A common stock; 20,000,000 shares subject to possible redemption at $10.00 per share redemption value	200,000,000

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Accumulated deficit	(34,161,468)
Total stockholders’ equity	(34,160,968)
Total Liabilities and Stockholders’ Equity	$201,401,935

The accompanying notes are an integral part of these financial statements.

FAST ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from June 4, 2020 (inception) through December 31, 2020

(restated – see Note 2)

General and administrative expenses	213,673
Administrative expenses - related party	60,000
Franchise tax expense	114,023
Loss from operations	(387,696)
Other income (expense)
Change in the fair value of derivative warrant liabilities	(15,340,000)
Financing costs - derivative warrant liabilities	(474,390)
Net gain from investments held in Trust Account	67,571
Net loss	$(16,134,515)

Weighted average shares outstanding of Class A common stock	13,163,265
Basic and diluted net loss per share, Class A common stock	$(0.89)
Weighted average shares outstanding of Class B common stock	5,000,000
Basic and diluted net loss per share, Class B common stock	$(0.89)

The accompanying notes are an integral part of these financial statements.

FAST ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from June 4, 2020 (inception) through December 31, 2020

(restated – See Note 2)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 4, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	1,020,000	-	1,020,000

Forfeiture of Class B common stock	-	-	(750,000)	(75)	75	-	-
Accretion of Class A common stock subject to possible redemption amount					(1,044,500)	(18,026,953)	(19,071,453)

Net loss	-	-	-	-	-	(16,134,515)	(16,134,515)
Balance - December 31, 2020	-	$-	5,000,000	$500.00	$-	$(34,161,468)	$(34,160,968)

The accompanying notes are an integral part of these financial statements.

FAST ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from June 4, 2020 (inception) through December 31, 2020

(restated – See Note 2)

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

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 or potentially less. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in the Company’s Form 8-K filed on November 18, 2021 and in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of and for the period from June 4, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of September 30, 2020, and for the three months ended September 30, 2020, and the period from June 4, 2020 (inception) through September 30, 2020 (collectively, the “2020 Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Refer to the Company’s current reports on Form 8-K, filed with the SEC on February 1, 2021 and July 1, 2021, and FAST Merger Corp.’s registration statement on Form S-4 (as amended), initially filed with the SEC on August 2, 2021 for more information.

Liquidity and Going Concern

As of December 31, 2020, the Company had approximately $1.0 million in its operating bank account, and working capital of approximately $1.1 million. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through a payment of $25,000 from its Sponsor in exchange for the issuance of Founder Shares, the loan under the Note, as well as advancement of funds from the Sponsor of approximately $354,000 to the Company to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on August 25, 2020, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and advanced funds on August 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans including the proposed business combination described below. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. Also, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 25, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of the Company’s operations and/or close of the Merger Agreement, the specific impact is not readily determinable as of the date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 13, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on August 31, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 13, 2021, as well as the Form 10-Qs for the quarterly periods ended. March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Impact of the Restatement

The change in the carrying value of the redeemable shares of Class A common stock in the IPO Balance Sheet resulted in a decrease of approximately $5.5 million in additional paid-in capital and an increase of approximately $18.0 million to accumulated deficit, as well as a reclassification of 2,355,174 shares of Class A common stock from permanent equity to temporary equity as presented below.

As of August 25, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$201,823,251		$201,823,251
Total liabilities	$20,374,982		$20,374,982
Class A common stock subject to possible redemption	176,448,260	23,551,740	200,000,000
Preferred stock	-	-	-
Class A common stock	236	(236)	-
Class B common stock	575	-	575
Additional paid-in capital	5,524,476	(5,524,476)	-
Accumulated deficit	(525,278)	(18,027,028)	(18,552,306)
Total stockholders’ equity (deficit)	$5,000,009	$(23,551,740)	$(18,551,731)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$201,823,251	$-	$201,823,251

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$201,401,935		$201,401,935
Total liabilities	$35,562,903		$35,562,903
Class A common stock subject to possible redemption	160,839,030	39,160,970	200,000,000
Preferred stock	-	-	-
Class A common stock	392	(392)	-
Class B common stock	500	-	500
Additional paid-in capital	21,133,625	(21,133,625)	-
Accumulated deficit	(16,134,515)	(18,026,953)	(34,161,468)
Total stockholders’ equity (deficit)	$5,000,002	$(39,160,970)	$(34,160,968)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$201,401,935	$-	$201,401,935

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

Period From June 4, 2020 (Inception) Through December 31, 2020

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Cash Flow from Operating Activities	$(524,673)	$-	$(524,673)
Cash Flows used in Investing Activities	$(200,000,000)	$-	$(200,000,000)
Cash Flows provided by Financing Activities	$201,564,157	$-	$201,564,157
Supplemental Disclosure of Noncash Financing Activities:
Forfeiture of Class B common stock	$75	$-	$75
Offering costs included in accrued expenses	$85,000	$-	$85,000
Deferred underwriting commissions in connection with the initial public offering	$7,000,000	$-	$7,000,000
Initial value of Class A common stock subject to possible redemption	$176,448,260	$(176,448,260)	$-
Change in value of Class A common stock subject to possible redemption	$(15,609,230)	$15,609,230	$-

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the period ended December 31, 2020:

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the period From June 4, 2020 (Inception) Through December 31, 2020
Net loss	$(16,134,515)	$-	$(16,134,515)
Weighted average shares outstanding - Class A common stock	20,000,000	(6,836,735)	13,163,265
Basic and diluted earnings per share - Class A common stock	$-	$(0.89)	$(0.89)
Weighted average shares outstanding - Class B common stock	5,000,000	-	5,000,000
Basic and diluted earnings per share - Class B common stock	$(3.23)	$2.34	$(0.89)

See Note 12 for the unaudited interim balance sheet restatement as of September 30, 2020, unaudited interim supplemental cash flow restatement for the period from June 4, 2020 (inception) through September 30, 2020, and the earnings per share and weighted average share restatement for the three months ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 20,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 16,000,000 shares of common stock in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For The Period From June 4, 2020 (inception) through December 31,2020
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(11,692,991)	$(4,441,524)

Denominator:
Basic and diluted weighted average common shares outstanding	13,163,265	5,000,000

Basic and diluted net loss per common share	$(0.89)	$(0.89)

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

Note 5 — Related Party Transactions

Founder Shares

On June 19, 2020, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. On August 4, 2020, the Company effected a share capitalization resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment expired unexercised on October 5, 2020, resulting in the forfeiture of such shares.

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

Note 8- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(8,000,000)
Offering costs allocated to Class A common stock subject to possible redemption	(11,071,453)
Plus:
Accretion of carrying value to redemption value	19,071,453
Class A common stock subject to possible redemption	$200,000,000

Note 9— Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 20,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 20,000,000 were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity. See Note 8.

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

Note 10 — Fair Value Measurements

The Company follows the guidance in FASB ASC Topic 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020, by level within the fair value hierarchy:

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

Note 11 — Income Taxes

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

Note 12 — Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020, that has been updated to reflect the restatement of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

As of September 30, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$201,529,675	-	$201,529,675
Total liabilities	$19,837,020	-	$19,837,020
Class A common stock subject to possible redemption	176,692,650	23,307,350	200,000,000
Preferred stock	-	-	-
Class A common stock	233	(233)	-
Class B common stock	575	-	575
Additional paid-in capital	5,280,089	(5,280,089)	-
Accumulated deficit	(280,892)	(18,027,028)	(18,307,920)
Total stockholders’ equity (deficit)	$5,000,005	$(23,307,350)	$(18,307,345)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$201,529,675	$-	$201,529,675

FAST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Period From June 4, 2020 (Inception) Through September 30, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Cash Flow from Operating Activities	$(415,674)	$-	$(415,674)
Cash Flows used in Investing Activities	$(200,000,000)	$-	$(200,000,000)
Cash Flows provided by Financing Activities	$201,564,157	$-	$201,564,157
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$85,000	$-	$85,000
Deferred underwriting commissions in connection with the initial public offering	$7,000,000	$-	$7,000,000
Initial value of Class A common stock subject to possible redemption	$176,448,260	$(176,448,260)	$-
Change in value of Class A common stock subject to possible redemption	$244,390	$(244,390)	$-

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Three Months ended September 30, 2020
Net loss	$(262,685)	$-	$(262,685)
Weighted average shares outstanding - Class A common stock	20,000,000	(11,956,522)	8,043,478
Basic and diluted loss per share - Class A common stock	$0.00	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B common stock	5,000,000	-	5,000,000
Basic and diluted loss per share - Class B common stock	$(0.05)	$0.03	$(0.02)

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the period From June 4, 2020 (Inception) Through September 30, 2020
Net loss	$(280,892)	$-	$(280,892)
Weighted average shares outstanding - Class A common stock	20,000,000	(12,884,615)	7,115,385
Basic and diluted loss per share - Class B common stock	$0.00	$(0.02)	$(0.02)
Weighted average shares outstanding	5,000,000	-	5,000,000
Basic and diluted loss per share	$(0.06)	$0.04	$(0.02)

Note 13 — Subsequent Events

As described in Note 1, on February 1, 2021, FAST Acquisition Corp. (the “Company”) entered into an agreement and plan of merger (the “Merger Agreement”) with Fertitta Entertainment, Inc., a Texas corporation (“FEI”), FAST Merger Corp., a Texas corporation and direct subsidiary of the Company (“FAST Merger Corp.”) and FAST Merger Sub Inc., a Texas corporation and direct subsidiary of FAST Merger Corp. (“Merger Sub”), pursuant to which (i) the Company will change its jurisdiction of incorporation to Texas by merging with and into FAST Merger Corp., with FAST Merger Corp. surviving the merger (the “reincorporation”), and (ii) Merger Sub will merge with and into FEI with FEI surviving the merger (the “Merger”). Upon consummation of the transactions contemplated by the Merger Agreement (the “Business Combination”), FEI will become a wholly owned subsidiary of FAST Merger Corp., which is referred to herein as “New FEI.” The Closing is subject to certain conditions. Refer to the Company’s current reports on Form 8-K, filed with the SEC on February 1, 2021, and July 1, 2021, and FAST Merger Corp.’s registration statement on Form S-4 (as amended), initially filed with the SEC on August 2, 2021 for more information.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020. Subsequently, our management has concluded that internal controls over financial reporting were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 25, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on August 25, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on May 13, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanant equity instead of temporary equity and changes to the Company's net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Alice Elliot serves on our board of directors as an independent director. Ms. Elliot is the founder and Chief Executive Officer of The Elliot Group, a widely respected executive recruitment agency in the restaurant and hospitality industry, where she has worked since February 1988. Nationally recognized as one of the leading advisors in executive search, human resources, and leadership, Ms. Elliot has been featured in QSR Magazine’s “20 Most Influential Restaurant Leaders,” Nation’s Restaurant News’ “50 Most Powerful People in Foodservice,” and on “CBS This Morning Saturday.” She has also been a featured speaker on Bloomberg Radio, focusing on business trends and innovation. In addition, Ms. Elliot has spoken at many industry highlights and is the recipient of several awards, including the coveted Women’s Foodservice Forum “Trailblazer” award, and the prestigious Roundtable for Women in Foodservice “Pacesetter Award.” She sits on the Board of Trustees of The Culinary Institute of America and was inducted into the National Restaurant Association Educational Foundation’s “College of Diplomates” in 2010 for her tireless work in bringing public awareness to the hospitality industry. She received a BA. from the University of Colorado at Boulder.

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

Michael Lastoria serves on our board of directors as an independent director. Mr. Lastoria is a dynamic entrepreneur with a track record of founding, scaling and exiting a variety of businesses. In 2002, at the age of 22, Mr. Lastoria founded his first company, Innovation Ads, an advertising, technology and marketing services firm, as his first job out of college in New York City. In four years, as Founding Chief Executive Officer, he oversaw the rapid growth of the company and its sale to Seaport Capital, a New York-based private equity firm, in 2006. Lastoria remained the company’s Chief Executive Officer from 2006 to 2009. In October 2012, Mr. Lastoria co-founded & pizza, where he currently serves as Chief Executive Officer. At &pizza, Mr. Lastoria has raised over $80 million of investment capital and has expanded the purpose-driven chain to 38 locations in six markets. In addition to & pizza, Mr. Lastoria cofounded JWALK in 2010, which sold to beauty powerhouse Sheiseido in 2017. Mr. Lastoria is a recognized startup leader and vocal advocate in the fight to raise minimum wage to $15.00 an hour, believing that every employee should not only survive, but thrive. He speaks regularly on the value of design thinking, innovation and entrepreneurship. Mr. Lastoria was listed in QSR’s 2019 Readers’ Choice Awards as a Most Admired Fast-Casual Leader, on Nation’s Restaurant News’ Annual Power List in 2018 and 2019 and on Fast Casual’s Movers and Shakers List in 2018 and 2019. Mr. Lastoria was named one of the Washington Business Journal’s “40 Under 40.” In 2017, he was awarded the Mort Harris Small Business person of the year by the Small Business Council of America. Michael Lastoria graduated with a B.A. in Economics and Business from Westmont College in Santa Barbara, California.

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

Date: November 18, 2021	FAST ACQUISITION CORP.

	By:	/s/ Sandy Beall
		Name:	Sandy Beall
		Title:	Chief Executive Officer

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

/s/ Sandy Beall	Chief Executive Officer	November 18, 2021
Sandy Beall	(principal executive officer)

/s/ Garrett Schreiber	Chief Financial Officer	November 18, 2021
Garrett Schreiber	(principal financial and accounting officer)

/s/ Kevin Reddy	Chairman	November 18, 2021
Kevin Reddy

/s/ Ramin Arani	Director	November 18, 2021
Ramin Arani

/s/ Sanjay Chadda	Director	November 18, 2021
Sanjay Chadda

/s/ Alice Elliot	Director	November 18, 2021
Alice Elliot

/s/ Steve Kassin	Director	November 18, 2021
Steve Kassin

/s/ Michael Lastoria	Director	November 18, 2021
Michael Lastoria