Form 10-Q
period 2021-09-30
FAST Acquisition Corp.
filed 2021-11-19
CIK 1815737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAST ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2021 and 2020, and for the Nine Months ended September 30, 2021, and for the Period from June 4, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Period from June 4, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021, and for the Period from June 4, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FAST ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$228,039	$1,039,484
Prepaid expenses	197,392	294,916
Total current assets	425,431	1,334,400
Investments held in Trust Account	200,017,289	200,067,535
Total Assets	$200,442,720	$201,401,935

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$135,141	$5,580
Accrued expenses	2,257,405	123,300
Franchise tax payable	79,313	114,023
Total current liabilities	2,471,859	242,903
Derivative warrant liabilities	95,560,000	28,320,000
Deferred underwriting commissions in connection with the initial public offering	7,000,000	7,000,000
Total liabilities	105,031,859	35,562,903

Commitments and Contingencies

Class A common stock; 20,000,000 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020	200,000,000	200,000,000

Stockholders’ Deficit:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	500	500
Additional paid-in capital	-	-
Accumulated deficit	(104,589,639)	(34,161,468)
Total stockholders’ deficit	(104,589,139)	(34,160,968)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$200,442,720	$201,401,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For The Period
				From
			For the	June 4, 2020
	For the Three Months		Nine Months	(inception)
	Ended		Ended	through
	September 30,		September 30,	September 30,
	2021	2020 (1)	2021	2020 (1)
General and administrative expenses	$615,130	$81,966	2,949,582	$85,876
Administrative expenses - related party	45,000	15,000	135,000	15,000
Franchise tax expense	53,058	49,863	149,821	64,160
Loss from operations	(713,188)	(146,829)	(3,234,403)	(165,036)
Other (expense) income:
Financing cost - derivative warrant liabilities	-	(474,390)	-	(474,390)
Change in fair value of derivative warrant liabilities	(46,620,000)	340,000	(67,240,000)	340,000
Net gain (loss) from investments held in Trust Account	23,774	18,534	46,232	18,534
Net loss	$(47,309,414)	$(262,685)	$(70,428,171)	$(280,892)

Weighted average shares outstanding of Class A common stock	20,000,000	8,043,478	20,000,000	7,115,385
Basic and diluted net loss per share, Class A common stock	$(1.89)	$(0.02)	$(2.82)	$(0.02)
Weighted average shares outstanding of Class B common stock	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net loss per share, Class B common stock	$(1.89)	$(0.02)	$(2.82)	$(0.02)

(1)	Restated weighted average shares outstanding and basic and diluted net loss per share amounts only. See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	-	5,000,000	$500	$-	$(34,161,468)	$(34,160,968)
Net loss	-	-	-	-	-	(20,841,633)	(20,841,633)
Balance - March 31, 2021 (unaudited), as restated	-	-	5,000,000	500	-	(55,003,101)	(55,002,601)
Net loss	-	-	-	-		(2,277,124)	(2,277,124)
Balance - June 30, 2021 (unaudited), as restated	-	-	5,000,000	500	-	(57,280,225)	(57,279,725)
Net loss	-	-	-	-	-	(47,309,414)	(47,309,414)
Balance - September 30, 2021 (unaudited)	-	-	5,000,000	$500	$-	$(104,589,639)	$(104,589,139)

	For The Period From June 4, 2020 (inception) through September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 4, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(18,207)	(18,207)
Balance - June 30, 2020 (unaudited)	-	$-	5,750,000	$575	$24,425	$(18,207)	$6,793
Excess of cash received over fair value of private placement warrants	-	-	-	-	1,020,000	-	1,020,000
Accretion of Class A common stock subject to possible redemption amount					(1,044,425)	(18,027,028)	(19,071,453)
Net loss	-	-	-	-	-	(262,685)	(262,685)
Balance - September 30, 2020 (unaudited)	-	$-	5,750,000	$575	$-	$(18,307,920)	$(18,307,345)

(1)	This number included an aggregate of up to 750,000 Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment expired unexercised on October 5, 2020, resulting in the forfeiture of 750,000 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For The Period From June 4, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net loss	$(70,428,171)	$(280,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	67,240,000	(340,000)
Financing Costs - derivative warrant liabilities	-	474,390
Net gain from investments held in Trust Account	(46,232)	(18,525)
Changes in operating assets and liabilities:
Accounts payable	129,561	11,685
Prepaid expenses	97,524	(362,667)
Accrued expenses	2,134,105	36,175
Franchise tax payable	(34,710)	64,160
Net cash used in operating activities	(907,923)	(415,674)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(200,000,000)
Interest released from Trust Account	96,478	-
Net cash used in investing activities	96,478	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	300,000
Repayment of advances to related party	-	(300,000)
Advances from related party	-	53,947
Repayment of advances from related party	-	(53,947)
Proceeds received from initial public offering, gross	-	200,000,000
Proceeds received from private placement	-	6,000,000
Offering costs paid	-	(4,460,843)
Net cash provided by financing activities	-	201,564,157

Net increase in cash	(811,445)	1,148,483

Cash - beginning of the period	1,039,484	-
Cash - end of the period	$228,039	$1,148,483

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$85,000
Deferred underwriting commissions in connection with the initial public offering	$-	$7,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Basis of Presentation

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 or potentially less. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had approximately $0.2 million in its operating bank account and a working capital deficit of approximately $2.0 million (not taking into account approximately $79,000 of tax obligations that may be paid using investment income classified in the Trust Account). The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 25, 2022. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the periods three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on November 18, 2021.

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (Unaudited)	As Reported	Adjustment	As Restated
Total assets	$200,872,655		$200,872,655
Total liabilities	$55,875,256		$55,875,256
Class A common stock subject to possible redemption	139,997,390	60,002,610	200,000,000
Preferred stock	-	-	-
Class A common stock	600	(600)	-
Class B common stock	500	-	500
Additional paid-in capital	41,975,057	(41,975,057)	-
Accumulated deficit	(36,976,148)	(18,026,953)	(55,003,101)
Total stockholders’ equity (deficit)	$5,000,009	$(60,002,610)	$(55,002,601)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$200,872,655	$-	$200,872,655

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (Unaudited)

	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(610,434)	$-	$(610,434)
Cash Flows used in Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$85,000	$-	$85,000
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(20,841,640)	$20,841,640	$-

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (Unaudited)	As Reported	Adjustment	As Restated
Total assets	$200,616,025		$200,616,025
Total liabilities	$57,895,749		$57,895,749
Class A common stock subject to possible redemption	137,720,270	62,279,730	200,000,000
Preferred stock	-	-	-
Class A common stock	623	(623)	-
Class B common stock	500	-	500
Additional paid-in capital	44,252,155	(44,252,155)	-
Accumulated deficit	(39,253,272)	(18,026,953)	(57,280,225)
Total stockholders’ equity (deficit)	$5,000,006	$(62,279,730)	$(57,279,725)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$200,616,025	$-	$200,616,025

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six Months ended June 30, 2021 (Unaudited)

	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(777,595)	$-	$(777,595)
Cash Flows used in Investing Activities	$96,478	$-	$96,478
Cash Flows provided by Financing Activities	$-	$-	$-
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(23,118,761)	$23,118,761	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (Unaudited)
Net loss	$(20,841,633)	$-	$(20,841,633)
Weighted average shares outstanding - Class A common stock	20,000,000	-	20,000,000
Basic and diluted earnings per share - Class A common stock	$-	$(0.83)	$(0.83)
Weighted average shares outstanding - Class B common stock	5,000,000	$-	$5,000,000
Basic and diluted earnings per share - Class B common stock	$(4.17)	$3.34	$(0.83)

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (Unaudited)
Net loss	$(2,277,124)	$-	$(2,277,124)
Weighted average shares outstanding - Class A common stock	20,000,000	-	20,000,000
Basic and diluted earnings per share - Class A common stock	$-	$(0.09)	$(0.09)
Weighted average shares outstanding - Class B common stock	$5,000,000	$-	$5,000,000
Basic and diluted earnings per share - Class B common stock	$(0.45)	$0.36	$(0.09)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Six Months ended June 30, 2021 (Unaudited)
Net loss	$(23,118,757)	$-	$(23,118,757)
Weighted average shares outstanding - Class A common stock	20,000,000	-	20,000,000
Basic and diluted earnings per share - Class A common stock	$-	$(0.92)	$(0.92)
Weighted average shares outstanding - Class B common stock	5,000,000	-	5,000,000
Basic and diluted earnings per share - Class B common stock	$(4.62)	$3.70	$(0.92)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents outside of funds held in the Trust Account as of September 30, 2021, and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company withdrew approximately $11,000, and $96,000 on interest from the Trust to pay franchise taxes during the three and nine months ended September 30, 2021

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

As of September 30, 2021, and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, prepaid expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 20,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

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

The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 16,000,000 shares of common stock in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2021 and 2020, for the nine months ended September 30, 2021, and the period from June 4, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(37,847,531)	$(9,461,883)	$(56,342,537)	$(14,085,634)

Denominator:
Basic and diluted weighted average common shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net loss per common share	$(1.89)	$(1.89)	$(2.82)	$(2.82)

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2020		For The Period From June 4, 2020 (inception) through September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(161,989)	$(100,696)	$(164,968)	$(115,924)

Denominator:
Basic and diluted weighted average common shares outstanding	8,043,478	5,000,000	7,115,385	5,000,000

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, and December 31, 2020, the Company had deferred tax assets with a full valuation allowance against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

Founder Shares

On June 19, 2020, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. On August 4, 2020, the Company effected a share capitalization resulting in an aggregate of 5,750,000 Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment expired unexercised on October 5, 2020, resulting in the forfeiture of 750,000 Founder Shares.

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Services Agreement

The Company agreed that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred $45,000 and $135,000 for such services for the three- and nine-month periods ended September 30, 2021, respectively, and incurred $15,000 for the three months ended September 30, 2020, and the period from June 4, 2020 (inception) through September 30, 2020, included as general and administrative expenses - related parties on the condensed consolidated statement of operations. At September 30, 2021, $15,000 was included as prepaid expenses on the accompanying condensed consolidated balance sheets for such services. At December 31, 2020, there were no prepaid or accrued expenses on the accompanying condensed consolidated balance sheets for such services.

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies

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

Note 6 - Warrants

As of September 30, 2021, and December 31, 2020, the Company had 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(8,000,000)
Offering costs allocated to Class A common stock subject to possible redemption	(11,071,453)
Plus:
Accretion of carrying value to redemption value	19,071,453
Class A common stock subject to possible redemption	$200,000,000

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 20,000,000 shares of Class A common stock issued or outstanding. Of the outstanding shares of Class A common stock, 20,000,000 shares were subject to possible redemption at September 30, 2021 and December 31, 2020, and therefore classified outside of permanent equity. See Note 7.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 5,000,000 shares of Class B common stock issued outstanding.

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020 by level within the fair value hierarchy:

September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$200,017,289	$-	$-

Liabilities:
Derivative warrant liabilities -Public Warrants	$59,500,000	$-
Derivative warrant liabilities -Private Warrants	$-	$-	$36,060,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$200,067,535	$-	$-

Liabilities:
Derivative warrant liabilities -Public Warrants	$17,400,000	$-
Derivative warrant liabilities -Private Warrants	$-	$-	$10,920,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three- or nine-month periods ended September 30, 2021.

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

For the three and nine months ended September 30, 2021, the Company recognized a charge from an increase in the fair value of liabilities of approximately $46.6 million and $67.2 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statement of operations.

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2021	As of December 31, 2020
Stock Price	$12.71	$10.24
Volatility	45.0%	16.0%
Expected life of the options to convert	5.25	5.5
Risk-free rate	0.98%	0.43%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period for the three and nine months ended September 30, 2021, is summarized as follows:

Warrant liabilities at January 1, 2021 - Level 3 measurements	$10,920,000
Change in fair value of warrant liabilities - Level 3 measurements	7,320,000
Warrant liabilities at March 31, 2021 - Level 3 measurements	$18,240,000
Change in fair value of warrant liabilities - Level 3 measurements	900,000
Warrant liabilities at June 30, 2021 - Level 3 measurements	$19,140,000
Change in fair value of warrant liabilities - Level 3 measurements	16,920,000
Warrant liabilities at September 30, 2021 - Level 3 measurements	$36,060,000

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, we had approximately $0.2 million in our operating bank account and a working capital deficit of approximately $2.0 million (not taking into account approximately $79,000 of tax obligations that may be paid using investment income classified in the Trust Account). We have incurred and expect to incur additional significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 25, 2022. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2021, was in preparation for our formation, the Initial Public Offering, and since the closing of our Initial Public Offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had a net loss of approximately $47.3 million which consisted of approximately $46.6 million in change in the fair value of derivative warrant liabilities, approximately $0.6 million in general and administrative expenses, $45,000 of general and administrative expenses – related party, approximately $53,000 of franchise taxes, partially offset by approximately $24,000 income from our investments held in the Trust Account.

For the nine months ended September 30, 2021, we had a net loss of approximately $70.5 million which consisted of approximately $67.2 million in change in the fair value of derivative warrant liabilities, approximately $3.0 million in general and administrative expenses, $135,000 of general and administrative expenses – related party, approximately $150,000 of franchise taxes, partially offset by approximately $46,000 income from our investments held in the Trust Account.

For the period from June 4, 2020 (inception) through September 30, 2020, we had a net loss of approximately $281,000 which consisted of approximately $86,000 in general and administrative expenses, 15,000 of general and administrative expenses – related party, approximately $64,000 in franchise tax expense, and approximately $474,000 of financing costs – derivative warrant liabilities, partially offset by $340,000 change in fair value of derivative warrant liabilities, and approximately $19,000 income from our investments held in the Trust Account.

Related Party Transactions

Founder Shares

On June 19, 2020, we issued 7,187,500 Founder Shares to our Sponsor for a payment of $25,000. On August 4, 2020, we effected a share capitalization resulting in an aggregate of 5,750,000 Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment expired unexercised on October 5, 2020, resulting in the forfeiture of such shares resulting in the forfeiture of 750,000 Founder Shares.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange and continuing until the earlier of the consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. We incurred $45,000, $135,000, and $15,000 for such services for the three- and nine-month periods ended September 30, 2021, and for the period from June 4, 2020 (inception) through September 30, 2020, respectively, included as general and administrative expenses - related parties on the condensed consolidated statement of operations. At September 30, 2021, $15,000 was included as prepaid expenses on the unaudited condensed consolidated balance sheets. At December 31, 2020, there were no prepaid or accrued expenses on the unaudited condensed consolidated balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 20,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

We did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 16,000,000 shares of common stock in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2021, and 2020, and for the nine months ended September 30, 2021, and the period from June 4, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 25, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Form 10-K/A filed with the SEC on November 18, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC on November 18, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of November 2021.

FAST ACQUISITION CORP.

By:	/s/ Sandy Beall
	Name:	Sandy Beall
	Title:	Chief Executive Officer

By:	/s/ Garrett Schreiber
	Name:	Garrett Schreiber
	Title:	Chief Financial Officer