Form 10-K
period 2021-12-31
FAST Acquisition Corp.
filed 2022-03-31
CIK 1815737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2021, computed by reference to the closing price of the units reported on the New York Stock Exchange on such date, was approximately $236,200,000.

As of March 31, 2022, there were 20,000,000 shares of Class A common stock, par value $0.0001, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “Annual Report on Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report on Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On August 25, 2020, we consummated our initial public offering (the “initial public offering”) of 20,000,000 units (the “units”). Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $200.0 million. We granted the underwriters for the initial public offering a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. On October 9, 2020, the underwriters’ over-allotment option expired unexercised.

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

A total of $200.0 million, comprised of $196.0 million of the proceeds from the initial public offering (which amount includes $7.0 million of the underwriters’ deferred discount) and $4.0 million of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

As of December 31, 2021, there was approximately $200.00 million in investments and cash held in the trust account, which includes interest income of approximately $28,000 available to us for franchise and income tax obligations, and approximately $5.0 million of cash held outside the trust account. As of December 31, 2021, we have withdrawn approximately $96,000 interest earned from the trust account to pay taxes.

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

Redemption rights for holders of public shares upon consummation of the initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share as of December 31, 2021. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The Sponsor, our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and shares of Class A common stock underlying the private placement warrants (the “private placement shares”) and any public shares held by them in connection with the completion of our initial business combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Recent Developments

On February 1, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with Fertitta Entertainment, Inc., a Texas corporation (“FEI”), FAST Merger Corp., a Texas corporation and direct subsidiary of the Company (“FAST Merger Corp.”) and FAST Merger Sub Inc., a Texas corporation and direct subsidiary of FAST Merger Corp. (“Merger Sub”). However, on December 9, 2021, we entered into a Settlement Agreement with FEI, FAST Merger Corp., Merger Sub and the Sponsor, pursuant to which the parties agreed to mutually terminate the Merger Agreement as of December 9, 2021 and fully and finally resolve all disputes that have arisen between them relating to FEI’s purported termination of the Merger Agreement. The Settlement Agreement mutually terminates the Merger Agreement as of December 9, 2021. By virtue of the termination of the Merger Agreement, the PIPE Subscription Agreements and all other Ancillary Agreements (as defined in the Merger Agreement) terminate in accordance with their terms. The Settlement Agreement provides for both immediate and deferred payments from FEI to the Company. The Settlement Agreement provides that FEI pays $6.0 million to the Company within three business days of the Effective Date (as defined in the Settlement Agreement) of the Settlement Agreement and will further loan $1.0 million to the Company within five business days of the Effective Date of the Settlement Agreement. The Settlement Agreement provides that FEI will further pay to the Company either (i) $10.0 million in the event that the Company consummates an initial business combination, or (ii) $26.0 million if the Company does not consummate an initial business combination and determines to redeem its public shares and liquidate and dissolve. The Settlement Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Merger Agreement and FEI’s purported termination notice dated December 1, 2021. The Settlement Agreement also contains a covenant not to sue and other customary terms. As of December 31, 2021, the $6.0 million settlement and $1.0 million loan were paid to us. The $1.0 million loan agreement was entered into December 14, 2021 (“Convertible Promissory Note”) and is convertible, in any amount, at the option of the payee into warrants to purchase shares of Class A common stock of the Company at a conversion price of $1.00 per warrant. If converted the warrants would be identical to the private placement warrants. The Convertible Promissory Note bears no interest and matures on the date of a business combination.

Periodic Reporting and Financial Information

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

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

Of the net proceeds of the initial public offering, only $1,000,000 were available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, including the amounts paid and payable to us as a result of the Settlement Agreement (as described herein), are sufficient to allow us to operate for at least until August 25, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars, including the conflict in Ukraine and the surrounding region; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

General Risk Factors

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations accordance with Financial Accounting Standard Board's Accounting Standards Update 2014-15, we have determined that if the Company is unable to complete a business combination by August 25, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

Included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

As described in Amendment No. 1 to the Annual Report on Form 10-K/A of FAST Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the SEC on May 13, 2021 (the “First Amended Filing”), we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from June 4, 2020 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from June 4, 2020 (inception) through September 30, 2020.

As described in Amendment No. 2 (“Amendment No. 2”) to the First Amended Filing, as filed with the SEC on November 19, 2021, we identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”). Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the financial statements included in the Amendment No. 2, as well as Part II, Item 9A: Controls and Procedures included in Amendment No. 2.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

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

As a result of such material weakness, the restatement, the change in accounting for the warrants and the change in the classification of all of the Public Shares as temporary equity, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Holders

As of March 31, 2022, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

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

Item 6. [Reserved]

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

Our Sponsor is FAST Sponsor, LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on August 20, 2020. On August 25, 2020, we consummated our initial public offering of 20,000,000 units, at $10.00 per unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.5 million, inclusive of $7.0 million in deferred underwriting commissions.  The underwriters were granted a 45-day option from the date of the final prospectus relating to the initial public offering to purchase up to 3,000,000 additional units to cover over-allotments, if any, at $10.00 per unit. The over-allotment expired unexercised on October 9, 2020.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 6,000,000 private placement warrants to our Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per private placement warrant, generating gross proceeds to us of $6.0 million. If the over-allotment option was exercised, our Sponsor could have purchased an additional amount of up to 600,000 private placement warrants at a price of $1.00 per private placement warrant. The over-allotment expired unexercised on October 9, 2020.

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

Termination of Proposed Business Combination and Settlement

On February 1, 2021, we entered into the Merger Agreement with FEI, FAST Merger Corp. and Merger Sub. However, on December 9, 2021, we entered into the Settlement Agreement with FEI, FAST Merger Corp., Merger Sub and the Sponsor, pursuant to which the parties agreed to mutually terminate the Merger Agreement as of December 9, 2021 and fully and finally resolve all disputes that have arisen between them relating to FEI’s purported termination of the Merger Agreement. The Settlement Agreement mutually terminates the Merger Agreement as of December 9, 2021. By virtue of the termination of the Merger Agreement, the PIPE Subscription Agreements and all other Ancillary Agreements (as defined in the Merger Agreement) terminate in accordance with their terms. The Settlement Agreement provides for both immediate and deferred payments from FEI to the Company. The Settlement Agreement provides that FEI will pay $6.0 million to the Company within three business days of the Effective Date (as defined in the Settlement Agreement) of the Settlement Agreement and will further loan $1.0 million to the Company within five business days of the Effective Date of the Settlement Agreement. The Settlement Agreement provides that FEI will further pay to the Company either (i) $10.0 million in the event that the Company consummates an initial business combination, or (ii) $26.0 million if the Company does not consummate an initial business combination and determines to redeem its public shares and liquidate and dissolve. The Settlement Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Merger Agreement and FEI’s purported termination notice dated December 1, 2021. The Settlement Agreement also contains a covenant not to sue and other customary terms. As of December 31, 2021, we received the $6.0 million in cash and the $1.0 million loan proceeds. The $1.0 million loan agreement was entered into December 14, 2021 and is convertible, in any amount, at the option of the payee into warrants to purchase shares of Class A common stock of the Company at a conversion price of $1.00 per warrant. If converted the warrants would be identical to the private placement warrants. The Convertible Promissory Note bears no interest and matures on the date of a business combination.

The Settlement Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Merger Agreement and FEI’s purported termination notice dated December 1, 2021. The Settlement Agreement also contains a covenant not to sue and other customary terms.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Settlement Agreement, a copy of which was filed with the SEC on a Current Report on Form 8-K on December 10, 2021.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $5.0 million in our operating bank account and working capital of approximately $3.6 million. Prior to the completion of the initial public offering, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor in exchange for the issuance of founder shares, the loan under the Note (as defined below), as well as advancement of funds from our Sponsor of approximately $354,000 to us to cover for offering costs in connection with the initial public offering. Subsequent to the consummation of the initial public offering on August 25, 2020, our liquidity needs had been satisfied with the net proceeds from the consummation of the private placement not held in the trust account. We fully repaid the Note and advanced funds on August 25, 2020. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

According to the Settlement Agreement, on December 14, 2021, we received $1.0 million from under the Convertible Promissory Note to finance our working capital needs. As described above, $1.0 million may be convertible into warrants to purchase Class A common stock at a conversion price of $1.00 per warrant. The Convertible Promissory Note was determined at fair value at issuance and subsequently. As of December 31, 2021, there was approximately $4.7 million of the Convertible Promissory Note presented on the consolidated balance sheets.

In connection with the management assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 25, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception up to December 31, 2021, was in preparation for our formation, the initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2021, we had a net loss of approximately $40.6 million, which consisted of approximately $38.3 million of loss from changes in fair value of derivative warrant liabilities, general and administrative expenses of approximately $3.6 million, related party administrative fees of $180,000, franchise tax expense of approximately $201,000, and approximately $595,000 income tax expense, partially offset by income from our investments held in the trust account of approximately $57,000 and gain on settlement agreement of $3.3 million.

For the period from June 4, 2020 (inception) through December 31, 2020, we had a net loss of approximately $16.1 million, which consisted of approximately $15.3 million loss from changes in fair value of derivative warrant liabilities, approximately $474,000 financing costs and general and administrative expenses of approximately $214,000, related party administrative fees of $60,000, and franchise tax expense of approximately $114,000, partially offset by income from our investments held in the trust account of approximately $68,000.

Related Party Transactions

Founder Shares

On June 19, 2020, we issued 7,187,500 founder shares to our Sponsor for a payment of $25,000. On August 4, 2020, we effected a share capitalization resulting in an aggregate of 5,750,000 Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The initial stockholders agreed to forfeit up to 750,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the founder shares would represent 20.0% of our issued and outstanding shares after the initial public offering. The over-allotment expired unexercised on October 9, 2020, resulting in the forfeiture of such shares.

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

A certain portion of the proceeds from the sale of the private placement warrants to out Sponsor was added to the proceeds from the initial public offering held in the trust account. If we do not complete a business combination within the Combination Period, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete a business combination, we may repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, we had no Working Capital Loans with related parties.

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

Administrative Services Agreement

Commencing on August 21, 2020 and continuing until the earlier of the consummation of a business combination or our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative support services provided to members of our management team. For the year ended December 31, 2021 and for the period from June 4, 2020 (inception) through December 31, 2020, we incurred and paid $180,000 and $60,000 related to these services, respectively.

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

The warrants issued in connection with the initial public offering (the “public warrants”) and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the public warrants issued in connection with the initial public offering and private placement warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the private placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of public warrants issued in connection with the initial public offering have subsequently been measured based on the listed market price of such warrants.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement to purchase an aggregate of 16,000,000 shares of common stock in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

FAST aCQUISITION CORP.

iNDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements

Report of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm (PCAOB ID: 100)	F-2

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3

Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from June 4, 2020 (inception) through December 31, 2020	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from June 4, 2020 (inception) through December 31, 2020	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from June 4, 2020 (inception) through December 31, 2020	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

FAST Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FAST Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from June 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from June 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable complete a business combination by August 25, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

FAST ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETs

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

Assets:
Current assets:
Cash	$5,022,901	$1,039,484
Prepaid expenses	315,642	294,916
Total current assets	5,338,543	1,334,400
Investments held in Trust Account	200,027,697	200,067,535
Total Assets	$205,366,240	$201,401,935

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,012,977	$5,580
Accrued expenses	-	123,300
Accrued income tax	595,330	-
Franchise tax payable	107,760	114,023
Total current liabilities	1,716,067	242,903
Convertible promissory note at fair value	4,747,770	-
Derivative warrant liabilities	66,620,000	28,320,000
Deferred underwriting commissions in connection with the initial public offering	7,000,000	7,000,000
Total liabilities	80,083,837	35,562,903

Commitments and Contingencies

Class A common stock; 20,000,000 shares subject to possible redemption at $10.00 per share redemption value as of December 31, 2021 and December 31, 2020	200,000,000	200,000,000

Stockholders’ Deficit:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2021 and December 31, 2020	-	-
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	500	500
Additional paid-in capital	-	-
Accumulated deficit	(74,718,097)	(34,161,468)
Total stockholders’ deficit	(74,717,597)	(34,160,968)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$205,366,240	$201,401,935

The accompanying notes are an integral part of these consolidated financial statements.

FAST ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period From June 4, 2020 (inception) through December 31, 2020

General and administrative expenses	$3,588,841	$213,673
Administrative expenses - related party	180,000	60,000
Franchise tax expense	201,328	114,023
Loss from operations	(3,970,169)	(387,696)
Other (expense) income:
Change in fair value of derivative warrant liabilities	(38,300,000)	(15,340,000)
Change in fair value of convertible promissory note	(1,068,530)	-
Financing cost - derivative warrant liabilities	-	(474,390)
Net gain (loss) from investments held in Trust Account	56,640	67,571
Gain on settlement agreement	3,320,760	-
Loss before income tax expense	(39,961,299)	(16,134,515)
Income tax expense	595,330	-
Net loss	$(40,556,629)	$(16,134,515)

Weighted average shares outstanding of Class A common stock	20,000,000	13,163,265
Basic and diluted net loss per share, Class A common stock	$(1.62)	$(0.89)
Weighted average shares outstanding of Class B common stock	5,000,000	5,000,000
Basic and diluted net loss per share, Class B common stock	$(1.62)	$(0.89)

The accompanying notes are an integral part of these consolidated financial statements.

FAST ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Year Ended December 31, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,000,000	$500	$-	$(34,161,468)	$(34,160,968)
Net loss	-	-	-	-	-	(40,556,629)	(40,556,629)
Balance - December 31, 2021	-	$-	5,000,000	$500	$-	$(74,718,097)	$(74,717,597)

	For the Period From June 4, 2020 (inception) through December 31, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 4, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	1,020,000	-	1,020,000
Forfeiture of Class B common stock	-	-	(750,000)	(75)	75	-	-
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(1,044,500)	(18,026,953)	(19,071,453)
Net loss	-	-	-	-	-	(16,134,515)	(16,134,515)
Balance - December 31, 2020	-	$-	5,000,000	$500	$-	$(34,161,468)	$(34,160,968)

The accompanying notes are an integral part of these consolidated financial statements.

FAST ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period From June 4, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(40,556,629)	$(16,134,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	38,300,000	15,340,000
Change in fair value of convertible promissory note	1,068,530	-
Financing Costs - derivative warrant liabilities	-	474,390
Net gain from investments held in Trust Account	(56,640)	(67,535)
Changes in operating assets and liabilities:
Accounts payable	1,007,397	5,580
Prepaid expenses	(20,726)	(294,916)
Accrued expenses	(123,300)	38,300
Accrued income tax	595,330	-
Franchise tax payable	(6,263)	114,023
Net cash provided by (used) in operating activities	207,699	(524,673)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(200,000,000)
Interest released from Trust Account	96,478	-
Net cash provided by (used) in investing activities	96,478	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from convertible note	3,679,240	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	300,000
Repayment of advances to related party	-	(300,000)
Advances from related party	-	53,947
Repayment of advances from related party	-	(53,947)
Proceeds received from initial public offering, gross	-	200,000,000
Proceeds received from private placement	-	6,000,000
Offering costs paid	-	(4,460,843)
Net cash provided by financing activities	3,679,240	201,564,157

Net increase in cash	3,983,417	1,039,484

Cash - beginning of the period	1,039,484	-
Cash - end of the period	$5,022,901	$1,039,484

Supplemental disclosure of noncash activities:
Forfeiture of Class B common stock	$-	$75
Offering costs included in accrued expenses	$-	$85,000
Deferred underwriting commissions in connection with the initial public offering	$-	$7,000,000

The accompanying notes are an integral part of these consolidated financial statements.

FAST ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company’s fiscal year end is December 31.

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

Termination of Proposed Business Combination

On February 1, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Fertitta Entertainment, Inc., a Texas corporation (“FEI”), FAST Merger Corp., a Texas corporation and direct subsidiary of the Company (“FAST Merger Corp.”) and FAST Merger Sub Inc., a Texas corporation and direct subsidiary of FAST Merger Corp. (“Merger Sub”). However, on December 9, 2021, the Company entered into a termination and settlement agreement (the “Settlement Agreement”) with FEI, FAST Merger Corp., Merger Sub and the Sponsor, pursuant to which the parties agreed to mutually terminate the Merger Agreement as of December 9, 2021 and fully and finally resolve all disputes that have arisen between them relating to FEI’s purported termination of the Merger Agreement. The Settlement Agreement mutually terminates the Merger Agreement as of December 9, 2021. By virtue of the termination of the Merger Agreement, the PIPE Subscription Agreements and all other Ancillary Agreements (as defined in the Merger Agreement) terminate in accordance with their terms. The Settlement Agreement provides for both immediate and deferred payments from FEI to the Company. The Settlement Agreement provides that FEI will pay $6.0 million to the Company within three business days of the Effective Date (as defined in the Settlement Agreement) of the Settlement Agreement and will further loan $1.0 million to the Company within five business days of the Effective Date of the Settlement Agreement. The Settlement Agreement provides that FEI will further pay to the Company either (i) $10.0 million in the event that the Company consummates an initial business combination, or (ii) $26.0 million if the Company does not consummate an initial business combination and determines to redeem its public shares and liquidate and dissolve. The Settlement Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Merger Agreement and FEI’s purported termination notice dated December 1, 2021. The Settlement Agreement also contains a covenant not to sue and other customary terms. In December 2021, the Company received an aggregate of $7.0 million from FEI and issued FEI a note agreement with a principal value of $1.0 million and an initial fair value of approximately $3.7 million (the “Convertible Promissory Note” - see Note 5).

The Settlement Agreement mutually terminates the Merger Agreement as of December 9, 2021. By virtue of the termination of the Merger Agreement, the PIPE Subscription Agreements and all other Ancillary Agreements (as defined in the Merger Agreement) terminate in accordance with their terms.

For additional information regarding the agreements, see the Company’s Form 8-K filed by us on February 1, 2021, July 1, 2021 and December 10, 2021, and FAST Merger Corp.’s registration statement on Form S-4 (as amended), initially filed with the SEC on August 2, 2021, for more information.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $5.0 million in our operating bank account and working capital of approximately $3.6 million. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs was satisfied through a payment of $25,000 from the Sponsor in exchange for the issuance of Founder Shares, the loan under the Note, as well as advancement of funds from the Sponsor of approximately $354,000 to the Company to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on August 25, 2020, our liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and advanced funds on August 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of December 31. 2021, there were no amounts outstanding under any Working Capital Loans with related parties. However, at December 31, 2021, the Company had the Convertible Promissory Note with FEI to fund working capital, as described above with a principal amount outstanding of $1.0 million and an initial fair value of $3.7 million.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by August 25, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 25, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC.

The consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative liabilities and the Convertible Promissory Note. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of December 31, 2021 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents outside of funds held in the Trust Account as of December 31, 2021 and 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company withdrew approximately $96,000 on interest from the Trust to pay franchise taxes during the year ended December 31, 2021. No amounts were withdrawn for the period from June 4, 2020 (inception) through December 31, 2020.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.

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

Settlement Agreement

In addition to settlement proceeds received in December 2021 in connection with the termination of the aforementioned proposed business combination, the Settlement Agreement provides for a further payment to the Company. The payment to the Company will either amount to (i) $10.0 million in the event that the Company consummates an initial business combination, or (ii) $26.0 million if the Company does not consummate an initial business combination and determines to redeem its public shares and liquidate and dissolve. Since the potential payments are contingent upon either event, no gain is recognized with respect to the future payment in the statements of operations as of December 31, 2021.

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

The 10,000,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 20,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 16,000,000 shares of common stock in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method.. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Year Ended December 31, 2021		For the Period From June 4, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(32,445,303)	$(8,111,326)	$(11,692,991)	$(4,441,524)

Denominator:
Basic and diluted weighted average common shares outstanding	20,000,000	5,000,000	13,163,265	5,000,000

Basic and diluted net loss per common share	$(1.62)	$(1.62)	$(0.89)	$(0.89)

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Note 4 - Related Party Transactions

Founder Shares

On June 19, 2020, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. On August 4, 2020, the Company effected a share capitalization resulting in an aggregate of 5,750,000 Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment expired unexercised on October 9, 2020, resulting in the forfeiture of 750,000 Founder Shares.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,000,000 Private Placement Warrants to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6.0 million. If the over-allotment option was exercised, the Sponsor could have purchased an additional amount of up to 600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The over-allotment expired unexercised on October 9, 2020.

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

Administrative Services Agreement

The Company agreed that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred $180,000 and $60,000 for such services for the year ended December 31, 2021 and for the period from June 4, 2020 (inception) through December 31, 2020, respectively, included as general and administrative expenses - related parties on the statement of operations.

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

Note 5 - Convertible Promissory Note

In December 2021, the Company issued FEI a note agreement with a principal value of $1.0 million and an initial fair value of approximately $3.7 million. The Convertible Promissory Note is convertible, in any amount, at the option of FEI into warrants to purchase shares of the Company’s Class A common stock at a conversion price of $1.00 per warrant. If converted, the warrants will be identical to the Private Placement Warrants. The Convertible Promissory Note bears no interest and matures on the date of a Business Combination.

The Company has elected the fair value option to account for the Convertible Promissory Note. The Convertible Promissory Note was initially recognized at fair value. Subsequent changes in fair value are recognized as changes in the fair value of convertible note in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (see Note 10, Fair Value Measurements).

Note 6 - Commitments and Contingencies

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Annual Report on Form 10-K.

Note 7 - Warrants

As of December 31, 2021 and 2020, the Company had 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

Note 8 - Class A Common Stock Subject to Possible Redemption

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

Note 9 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 30, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 20,000,000 shares of Class A common stock issued or outstanding, all subject to possible redemption and therefore classified outside of permanent equity. See Note 8.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 5,000,000 shares of Class B common stock issued outstanding.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 by level within the fair value hierarchy:

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$200,027,697	$-	$-

Liabilities:
Derivative warrant liabilities -Public Warrants	$39,500,000	$-
Derivative warrant liabilities -Private Warrants	$-	$-	$27,120,000
Convertible promissory note	$-	$-	$4,747,770

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$200,067,535	$-	$-

Liabilities:
Derivative warrant liabilities -Public Warrants	$17,400,000	$-
Derivative warrant liabilities -Private Warrants	$-	$-	$10,920,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the year ended December 31, 2021.

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

The fair value of the convertible note was initially and subsequently measured at fair value using a 250- step Binomial Lattice model.

For the year ended December 31, 2021, the Company recognized charges from an increase in the fair value of convertible note and the derivative warrant liabilities of approximately $1.0 million and $38.3 million, respectively, as presented on the consolidated statements of operations.

For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $15.3 million presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2021	As of December 31, 2020
Stock Price	$10.16	$10.24
SPAC Volatility	8.1%	16.0%
Expected life of the options to convert	5.5	5.5
Risk-free rate	0.98%	0.43%
Dividend yield	0.0%	0.0%

Convertible Promissory Note

The estimated fair value of the Convertible Promissory Note was estimated utilizing a 250-step Binomial Lattice model with Level 3 inputs.

The following table provides quantitative information regarding the inputs for the fair value measurement of the Convertible Promissory Note as of their measurement dates:

	As of December 14, 2021	As of December 31, 2020
Exercise price	$1.00	$1.00
Stock price	$10.18	$10.16
Volatility	42.0%	55.0%
Expected term	0.50	0.50
Risk-free interest rate	0.13%	0.19%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the periods ended December 31, 2021, is summarized as follows:

Warrant liabilities at January 1, 2021 - Level 3 measurements	$10,920,000
Change in fair value of warrant liabilities - Level 3 measurements	16,200,000
Warrant liabilities at December 31, 2021 - Level 3 measurements	$27,120,000

The change in the fair value of the convertible note measured with Level 3 inputs for year ended December 31, 2021 is summarized as follows:

Fair Value at January 1, 2021	$-
Initial value of convertible promissory note at December 14, 2021	3,679,240
Change in fair value of convertible promissory note	1,068,530
Fair Value of convertible promissory note at December 31, 2021	$4,747,770

Note 11 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the year ended December 31, 2021, $595,330 was recorded as income tax expense.

The income tax provision (benefit) consists of the following for the year ended December 31, 2021 and for the period June 4, 2020 (inception) through December 31, 2020:

	For the Year Ended December 31, 2021	For the Period From June 4, 2020 (inception) through December 31, 2020

Current
Federal	$595,330	$-
State	-	-
Deferred
Federal	(157,134)	(67,226)
State	-	-
Change in Valuation allowance	157,134	67,226
Income tax provision (Benefit)	$595,330	$-

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$224,360	$44,871
Net operating loss carryforwards	-	22,355
Total deferred tax assets	224,360	67,226
Valuation allowance	(224,360)	(67,226)
Deferred tax asset, net of allowance	$-	$-

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	For the Year Ended December 31, 2021	For the Period From June 4, 2020 (inception) through December 31, 2020
Statutory Federal income tax rate	21.00%	21.00%
Meals & entertainment (50%)	(0.00)%	0.00%
Change in fair value of derivative warrant liabilities	(20.13)%	(20.00)%
Change in fair value of convertible promissory note	(0.56)%	0.00%
Gain on settlement agreement	(1.41)%	0.00%
Financing costs	-%	(0.60)%
Change in Valuation Allowance	(0.39)%	(0.40)%
Income tax rate (benefit)	(1.49)%	-%

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of August 25, 2020 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2021. Subsequently, our management has concluded that internal controls over financial reporting were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 25, 2020, its financial statements for the period ended December 31, 2021 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Sanjay Chadda, Alice Elliot and Ramin Arani serve as members of our audit committee, and Mr. Arani chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Sanjay Chadda, Alice Elliot and Ramin Arani meet the independent director standard under the NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

The beneficial ownership of our common stock is based on 20,000,000 shares of common stock issued and outstanding as of March 31, 2022, consisting of 20,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors, Executive Officers and Founders
FAST Sponsor, LLC (3)	5,000,000	20.0%
Sandy Beall	-	-
Garrett Schreiber	-	-
Todd Higgins	-	-
Kimberly Grant	-	-
Kevin Reddy	-	-
Ramin Arani	-	-
Sanjay Chadda	-	-
Alice Elliot	-	-
Steve Kassin	-	-
Michael Lastoria	-	-
All executive officers and directors as a group (ten individuals)	5,000,000	20.0%

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Five Percent Holders
Sculptor(4)	1,502,536	7.51%
Chatham(5)	2,850,264	14.25%
Marshall Wace(6)	1,500,000	7.5%

(1)	The business address of each of the following entities or individuals is c/o FAST Acquisition Corp., 109 Old Branchville Road, Ridgefield, CT 06877.

(2)	Interests shown consist of founder shares, classified as shares of Class B common stock. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Represents shares held by FAST Sponsor, LLC, the Sponsor. Each of FAST’s current officers and directors are among the members of the Sponsor, and Doug Jacob is the sole manager of the Sponsor. Mr. Jacob has sole voting and dispositive power over the securities held directly by the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G/A filed on February 11, 2022 on behalf of Sculptor Capital LP (“Sculptor Capital”), Sculptor Capital Holding Corp. (“SCHC”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”) and Sculptor Special Funding, LP (“NRMD,” and collectively, “Sculptor”). Sculptor shares beneficial ownership of the shares reported. The business address of Sculptor Capital, SCHC and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The business address of SCMF and NRMD is c/o State Street (Cayman) Trust, Limited, P.O. Box 896, Suite 3307, Gardenia Court, 45 Market Street, Camana Bay, Grand Cayman, Cayman Islands KY1-1103.

(5)	According to a Schedule 13G/A filed on February 17, 2022 on behalf of Chatham Asset Management, LLC (“CAM”), a Delaware limited liability company and the investment manager to (a) Chatham Asset High Yield Master Fund, Ltd. (“Chatham Master Fund”), a Cayman Islands exempted company and (b) other affiliated funds (collectively with Chatham Master Fund, the “Chatham Funds”), (ii) Chatham Master Fund; and (iii) Anthony Melchiorre (“Mr. Melchiorre” and, collectively with CAM and Chatham Master Fund, “Chatham”). Chatham shares beneficial ownership of the shares reported. The business address of Chatham is 26 Main Street, Suite 204, Chatham, New Jersey 07928.

(6)	According to a Schedule 13G/A filed on February 14, 2022 on behalf of Marshall Wace LLP, a limited liability partnership formed in England (“Marshall Wace”). Marshall Wace shares beneficial ownership of the shares reported. The business address of Marshall Wace is George House, 131 Sloane Street, London, SW1X 9AT, UK.

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

We recognized an aggregate of $180,000 and $60,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statement of Operations for the year ended December 31, 2021 and for the period from June 4, 2020 (inception) through December 31, 2020, respectively.

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from June 4, 2020 (inception) to December 31, 2020, and of services rendered in connection with our initial public offering, totaled $138,285 and $81,885, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and for the period from June 4, 2020 (inception) to December 31, 2020, we paid WithumSmith+Brown, PC $7,159 and $0 audit-related fees, respectively.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2021 and period from June 4, 2020 (inception) to December 31, 2020, we paid WithumSmith+Brown, PC $7,159 and $0 tax fees, respectively.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2021 and for the period from June 4, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

2.1†	Agreement and Plan of Merger, dated as of February 1, 2021, by and among FAST Acquisition Corp., Fertitta Entertainment, Inc., FAST Merger Corp. and FAST Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
2.2†	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 2021, by and among FAST Acquisition Corp., Fertitta Entertainment, Inc., FAST Merger Corp. and FAST Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on July 1, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on August 26, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
3.3	Certificate of Filing of FAST Merger Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-258387-01), filed with the Securities and Exchange Commission on August 2, 2021).
3.4	Bylaws of FAST Merger Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-258387-01), filed with the Securities and Exchange Commission on August 2, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on August 26, 2020).
4.5*	Description of Securities.
10.1	Letter Agreement among the Company, its officers, certain directors, dated as of August 20, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on August 26, 2020).
10.2	Promissory Note, dated June 4, 2020, issued to FAST Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
10.3	Registration Rights Agreement, dated August 20, 2020, by and among the Company, FAST Sponsor, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on August 26, 2020).
10.4	Administrative Service Agreement, dated as of August 20, 2020, by and between the Company and FAST Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on August 26, 2020).
10.5	Securities Subscription Agreement, dated as of June 4, 2020, by and between the Company, and FAST Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-240333), filed with the Securities and Exchange Commission on August 17, 2020).
10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.8	Stockholders Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., Tilman J. Fertitta, FAST Merger Corp. and FAST Sponsor, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.9	Sponsor Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., Fertitta Entertainment, Inc., FAST Sponsor, LLC and certain officers and members of the board of directors of FAST Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.10	Amended and Restated Registration Rights Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., Tilman J. Fertitta, FAST Sponsor, LLC and FAST Merger Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.11	Lockup Agreement, dated as of February 1, 2021, by and among FAST Acquisition Corp., FAST Merger Corp. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on February 1, 2021).
10.12	Termination and Settlement Agreement, dated as of December 9, 2021, by and among Fertitta Entertainment, Inc., FAST Acquisition Corp., FAST Merger Corp., FAST Merger Sub Inc. and FAST Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39462), filed with the Securities and Exchange Commission on December 10, 2021).
24	Power of Attorney (included on signature page of this report).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 26, 2021.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022	FAST ACQUISITION CORP.

	By:	/s/ Sandy Beall
		Name:	Sandy Beall
		Title:	Chief Executive Officer

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

/s/ Sandy Beall	Chief Executive Officer	March 31, 2022
Sandy Beall	(principal executive officer)

/s/ Garrett Schreiber	Chief Financial Officer	March 31, 2022
Garrett Schreiber	(principal financial and accounting officer)

/s/ Kevin Reddy	Chairman	March 31, 2022
Kevin Reddy

/s/ Ramin Arani	Director	March 31, 2022
Ramin Arani

/s/ Sanjay Chadda	Director	March 31, 2022
Sanjay Chadda

/s/ Alice Elliot	Director	March 31, 2022
Alice Elliot

/s/ Steve Kassin	Director	March 31, 2022
Steve Kassin

/s/ Michael Lastoria	Director	March 31, 2022
Michael Lastoria