Form 10-Q
period 2022-03-31
FAST Acquisition Corp.
filed 2022-05-13
CIK 1815737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Registrant’s telephone number, including area code: (201) 956-1969

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

As of May 13, 2022, 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAST ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FAST ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$3,773,100	$5,022,901
Prepaid expenses	361,946	315,642
Total current assets	4,135,046	5,338,543
Investments held in Trust Account	199,973,658	200,027,697
Total Assets	$204,108,704	$205,366,240

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$172,741	$1,012,977
Accrued expenses	1,492,564	-
Accrued income tax	595,330	595,330
Franchise tax payable	49,265	107,760
Total current liabilities	2,309,900	1,716,067
Convertible promissory note at fair value	1,552,617	4,747,770
Derivative warrant liabilities	24,420,000	66,620,000
Deferred underwriting commissions in connection with the initial public offering	7,000,000	7,000,000
Total liabilities	35,282,517	80,083,837

Commitments and Contingencies

Class A common stock; 20,000,000 shares subject to possible redemption at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	200,000,000	200,000,000

Stockholders’ Deficit:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	500	500
Additional paid-in capital	-	-
Accumulated deficit	(31,174,313)	(74,718,097)
Total stockholders’ deficit	(31,173,813)	(74,717,597)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$204,108,704	$205,366,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021

General and administrative expenses	$1,703,015	$1,851,442
Administrative expenses - related party	45,000	45,000
Franchise tax expense	49,315	50,095
Loss from operations	(1,797,330)	(1,946,537)
Other (expense) income:
Change in fair value of derivative warrant liabilities	42,200,000	(18,920,000)
Change in fair value of convertible promissory note	3,195,153	-
Income (loss) from investments held in Trust Account	(54,039)	24,904
Net income (loss)	$43,543,784	$(20,841,633)

Weighted average shares outstanding of Class A common stock	20,000,000	20,000,000
Basic and diluted net income (loss) per share, Class A common stock	$1.74	$(0.83)
Weighted average shares outstanding of Class B common stock	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Class B common stock	$1.74	$(0.83)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For The Three Months Ended March 31, 2022
	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	5,000,000	$500	$-	$(74,718,097)	$(74,717,597)
Net income	-	-	-	43,543,784	43,543,784
Balance - March 31, 2022 (unaudited)	5,000,000	$500	$-	$(31,174,313)	$(31,173,813)

	For The Three Months Ended March 31, 2021
	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	5,000,000	$500	$-	$(34,161,468)	$(34,160,968)
Net loss	-	-	-	(20,841,633)	(20,841,633)
Balance - March 31, 2021 (unaudited)	5,000,000	$500	$-	$(55,003,101)	$(55,002,601)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$43,543,784	$(20,841,633)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(42,200,000)	18,920,000
Change in fair value of convertible promissory note	(3,195,153)	-
Loss (income) from investments held in Trust Account	54,039	(24,904)
Changes in operating assets and liabilities:
Accounts payable	(840,236)	61,815
Prepaid expenses	(46,304)	(56,250)
Accrued expenses	1,492,564	1,395,794
Franchise tax payable	(58,495)	(65,256)
Net cash used in operating activities	(1,249,801)	(610,434)

Cash Flows from Financing Activities:
Interest released from Trust Account	-	85,000
Net cash provided by financing activities	-	85,000

Net decrease in cash	(1,249,801)	(525,434)

Cash - beginning of the period	5,022,901	1,039,484
Cash - end of the period	$3,773,100	$514,050

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company’s fiscal year end is December 31.

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

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As a result, such common stock has been recorded at redemption amount and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Termination of Proposed Business Combination

On February 1, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Fertitta Entertainment, Inc., a Texas corporation (“FEI”), FAST Merger Corp., a Texas corporation and direct subsidiary of the Company (“FAST Merger Corp.”) and FAST Merger Sub Inc., a Texas corporation and direct subsidiary of FAST Merger Corp. (“Merger Sub”). However, on December 9, 2021, the Company entered into a termination and settlement agreement (the “Settlement Agreement”) with FEI, FAST Merger Corp., Merger Sub and the Sponsor, pursuant to which the parties agreed to mutually terminate the Merger Agreement as of December 9, 2021 and fully and finally resolve all disputes that have arisen between them relating to FEI’s purported termination of the Merger Agreement. The Settlement Agreement mutually terminates the Merger Agreement as of December 9, 2021. By virtue of the termination of the Merger Agreement, the PIPE Subscription Agreements and all other Ancillary Agreements (as defined in the Merger Agreement) terminate in accordance with their terms. The Settlement Agreement provides for both immediate and deferred payments from FEI to the Company. The Settlement Agreement provides that FEI would pay $6.0 million to the Company within three business days of the Effective Date (as defined in the Settlement Agreement) of the Settlement Agreement and would further loan $1.0 million to the Company within five business days of the Effective Date of the Settlement Agreement. The Settlement Agreement provides that FEI will further pay to the Company either (i) $10.0 million in the event that the Company consummates an initial business combination, or (ii) $26.0 million if the Company does not consummate an initial business combination and determines to redeem its public shares and liquidate and dissolve. The Settlement Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Merger Agreement and FEI’s purported termination notice dated December 1, 2021. The Settlement Agreement also contains a covenant not to sue and other customary terms. In December 2021, the Company received an aggregate of $7.0 million from FEI and issued FEI a note agreement with a principal value of $1.0 million and an initial fair value of approximately $3.7 million (the “Convertible Promissory Note” - see Note 5).

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $3.8 million in its operating bank account and working capital of approximately $1.8 million. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Sponsor in exchange for the issuance of Founder Shares, the proceeds under the promissory note, pursuant to which the Sponsor agreed to loan to the Company on June 4, 2020 to cover expenses related to the Initial Public Offering (the “Note”), as well as advancement of funds from the Sponsor in an aggregate amount of approximately $354,000 to the Company. Subsequent to the consummation of the Initial Public Offering on August 25, 2020, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and advanced funds on August 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022 and December 31. 2021, there were no amounts outstanding under any Working Capital Loans with related parties. However, at March 31, 2022 and December 31, 2021, the Company entered into the Convertible Promissory Note (as defined below) with FEI to fund working capital, as described above with a principal amount outstanding of $1.0 million and an initial fair value of $3.7 million.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by August 25, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 25, 2022. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the periods three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Some of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the derivative liabilities and the Convertible Promissory Note (as defined below). Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents outside of funds held in the Trust Account as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income (loss) on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company withdrew approximately $85,000 on interest from the Trust to pay franchise taxes during the three months ended March 31, 2021. No amounts were withdrawn for the three months ended March 31, 2022.

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.

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

As of March 31, 2022, and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, prepaid expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Settlement Agreement

In addition to settlement proceeds received in December 2021 in connection with the termination of the aforementioned proposed business combination, the Settlement Agreement provides for a further payment to the Company. The payment to the Company will either amount to (i) $10.0 million in the event that the Company consummates an initial business combination, or (ii) $26.0 million if the Company does not consummate an initial business combination and determines to redeem its public shares and liquidate and dissolve. Since the potential payments are contingent upon either event, no gain is recognized with respect to the future payment in the condensed consolidated statements of operations as of March 31, 2022 and December 31, 2021.

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The 10,000,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of March 31, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis has been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For The Three Months Ended March 31, 2022		For The Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$34,835,027	$8,708,757	$(16,673,306)	$(4,168,327)

Denominator:
Basic and diluted weighted average common shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income (loss) per common share	$1.74	$1.74	$(0.83)	$(0.83)

Recently Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Initial Public Offering

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

Note 4 – Related Party Transactions

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Services Agreement

The Company agreed that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred $45,000 for such services for the three months ended March 31, 2022 and 2021, included as general and administrative expenses – related parties on the unaudited condensed consolidated statements of operations. As of March 31, 2022 there was a balance of $15,000 prepaid for such services included in prepaid expenses on the accompanying condensed consolidated balance sheets. As of December 31, 2021, there was no amount prepaid and no outstanding balance for such services included on the accompanying condensed consolidated balance sheets.

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

Note 5 - Convertible Promissory Note

In December 2021, the Company issued FEI a note agreement (the “Convertible Promissory Note”) with a principal value of $1.0 million and an initial fair value of approximately $3.7 million. The Convertible Promissory Note is convertible, in any amount, at the option of FEI into warrants to purchase shares of the Company’s Class A common stock at a conversion price of $1.00 per warrant. If converted, the warrants will be identical to the Private Placement Warrants. The Convertible Promissory Note bears no interest and matures on the date of a Business Combination. As of March 31, 2022 and December 31, 2021, the fair value of the Convertible Promissory Note presented on the condensed consolidated balance sheets was approximately $1.6 million and $4.7 million, respectively.

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Quarterly Report on Form 10-Q.

Note 7 – Warrants

As of March 31, 2022 and December 31, 2021, the Company had 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

Note 8 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the accompanying condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(8,000,000)
Offering costs allocated to Class A common stock subject to possible redemption	(11,071,453)
Plus:
Accretion of carrying value to redemption value	19,071,453
Class A common stock subject to possible redemption	$200,000,000

Note 9 – Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock issued or outstanding, all subject to possible redemption and therefore classified outside of permanent equity. See Note 8.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,000,000 shares of Class B common stock issued outstanding.

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

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy:

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities	$199,973,658	$-	$-

Liabilities:
Derivative warrant liabilities -Public Warrants	$15,000,000	$-
Derivative warrant liabilities -Private Placement Warrants	$-	$-	$9,420,000
Convertible promissory note	$-	$-	$1,552,617

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities	$200,027,697	$-	$-

Liabilities:
Derivative warrant liabilities -Public Warrants	$39,500,000	$-
Derivative warrant liabilities -Private Placement Warrants	$-	$-	$27,120,000
Convertible promissory note	$-	$-	$4,747,770

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the three months ended March 31, 2022 and 2021.

Derivative Warrant Liabilities

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of March 31, 2022, a Black-Scholes Merton formula and a Monte Carlo simulation analysis were employed to estimate the fair value of Private Placement Warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

For the three months ended March 31, 2022 and 2021, the Company recognized a gain/(charge) from an decrease/(increase) in the fair value of the derivative warrant liabilities of approximately $42.2 million and ($18.9) million, respectively, as presented on the unaudited condensed consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Stock Price	$10.08	$10.16
SPAC Volatility	17.3%	8.1%
Expected life of the options to convert	5.25	5.5
Risk-free rate	2.42%	0.98%
Dividend yield	0.0%	0.0%

FAST ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the fair value of the derivative warrant liabilities measured with Level 3 inputs in the respective periods are summarized as follows:

Warrant liabilities at December 31, 2021 - Level 3 measurements	$27,120,000
Change in fair value of warrant liabilities - Level 3 measurements	(17,700,000)
Warrant liabilities at March 31, 2022 - Level 3 measurements	$9,420,000

Warrant liabilities at December 31, 2020 - Level 3 measurements	$28,320,000
Change in fair value of warrant liabilities - Level 3 measurements	18,920,000
Warrant liabilities at March 31, 2021 - Level 3 measurements	$47,240,000

Convertible Promissory Note

The estimated fair value of the Convertible Promissory Note was estimated utilizing a simulation model similar to the one employed in the Private Placement Warrant valuation with Level 3 inputs. The following table provides the quantitative information regarding the inputs utilized for the fair value measurement of the Convertible Promissory Note as of their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$1.00	$1.00
Stock price	$10.08	$10.18
Volatility	17.3%	42.0%
Expected term	0.25	0.50
Risk-free interest rate	0.52%	0.13%

The change in the fair value of the convertible note measured with Level 3 inputs for the three months March 31, 2022 is summarized as follows:

Fair Value of convertible promissory note at December 31, 2021	$4,747,770
Change in fair value of convertible promissory note	(3,195,153)
Fair Value of convertible promissory note at March 31, 2022	$1,552,617

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Simultaneously with the closing of the Initial Public Offering , we consummated the Private Placement of 6,000,000 Private Placement Warrants to our Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $6.0 million.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $3.8 million in our operating bank account and working capital of approximately $1.8 million.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor in exchange for the issuance of Founder Shares, the loan under the Note as well as advancement of funds from our Sponsor in an aggregate amount of approximately $354,000 to us to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on August 25, 2020, our liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note and advanced funds on August 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

According to the Settlement Agreement, on December 14, 2021, we received $1.0 million under the Convertible Promissory Note to finance our working capital needs. As described above, $1.0 million may be convertible into warrants to purchase Class A common stock at a conversion price of $1.00 per warrant. The Convertible Promissory Note was determined at fair value at issuance and subsequently. As of March 31, 2022 and December 31, 2021, the fair value of the Convertible Promissory Note presented on the condensed consolidated balance sheets was approximately $1.6 million and $4.7 million, respectively.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the consummation of a Business Combination. However, in connection with the management assessment of going concern considerations in accordance with ASC 205-40, management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 25, 2022. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements and the specific impact on the our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

Results of Operations

Our entire activity from inception up to March 31, 2022, was in preparation for our formation, the Initial Public Offering, and since the closing of our Initial Public Offering, a search for Business Combination candidates. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had a net income of approximately $43.5 million, which consisted of approximately $42.2 million of gain from changes in fair value of derivative warrant liabilities, approximately $3.2 million of gain from changes in fair value of the Convertible Promissory Note, partially offset by general and administrative expenses of approximately $1.7 million, related party administrative fees of $45,000, franchise tax expense of approximately $49,000, and approximately $54,000 of loss from our investments held in the Trust Account.

For the three months ended March 31, 2022, we had a net loss of approximately $20.9 million which consisted of approximately $1.9 million in general and administrative expenses and approximately $18.9 million in change in fair value of derivative warrant liabilities, which was partially offset by approximately $25,000 in income from our investments held in the Trust Account.

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

Administrative Services Agreement

Commencing on August 21, 2020 and continuing until the earlier of the consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative support services provided to members of our management team. We incurred $45,000 and $45,000 for such services for the three months ended March 31, 2022 and 2021, respectively, included as general and administrative expenses – related parties on the unaudited condensed consolidated statements of operations. As of March 31, 2022, there was a balance of $15,000 prepaid for such services included in prepaid expenses on the accompanying condensed consolidated balance sheets. As of December 31, 2021, there was no amount prepaid and no outstanding balance for such services included on the accompanying condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities performed on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on our condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account on the unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the public warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of March 31, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis has been employed. The fair value of public warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of ASC 260. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

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

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of August 25, 2020 and its interim consolidated financial statements and Notes as reported in its SEC filings for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Convertible Promissory Note, dated December 14, 2021, by and between FAST Acquisition Corp. and Golden Nugget, LLC.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2022.

FAST ACQUISITION CORP.

By:	/s/ Sandy Beall
	Name:	Sandy Beall
	Title:	Chief Executive Officer

By:	/s/ Garrett Schreiber
	Name:	Garrett Schreiber
	Title:	Chief Financial Officer