Form 10-Q
period 2022-06-30
FAST Acquisition Corp.
filed 2022-08-03
CIK 1815737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

FAST ACQUISITION CORP.

Form 10-Q

 For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FAST ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$2,553,707	$5,022,901
Prepaid expenses	255,392	315,642
Total current assets	2,809,099	5,338,543
Investments held in Trust Account	200,223,387	200,027,697
Total Assets	$203,032,486	$205,366,240

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$214,098	$1,012,977
Accrued expenses	3,758,900	-
Accrued income tax	20,095	595,330
Franchise tax payable	19,950	107,760
Total current liabilities	4,013,043	1,716,067
Convertible promissory note at fair value	1,266,556	4,747,770
Derivative warrant liabilities	7,680,000	66,620,000
Deferred underwriting commissions in connection with the initial public offering	7,000,000	7,000,000
Total liabilities	19,959,599	80,083,837

Commitments and Contingencies

Class A common stock; 20,000,000 shares subject to possible redemption at approximately $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	200,223,387	200,000,000

Stockholders' Deficit:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	500	500
Additional paid-in capital	-	-
Accumulated deficit	(17,151,000)	(74,718,097)
Total stockholders' deficit	(17,150,500)	(74,717,597)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$203,032,486	$205,366,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$2,883,640	$483,010	$4,586,655	$2,334,452
Administrative expenses - related party	45,000	45,000	90,000	90,000
Franchise tax expense	50,685	46,668	100,000	96,763
Loss from operations	(2,979,325)	(574,678)	(4,776,655)	(2,521,215)

Other income (expense):
Change in fair value of derivative warrant liabilities	16,740,000	(1,700,000)	58,940,000	(20,620,000)
Change in fair value of convertible promissory note	286,061	-	3,481,214	-
Income (loss) from investments held in Trust Account	249,729	(2,446)	195,690	22,458
Income (loss) before income tax expense	14,296,465	(2,277,124)	57,840,249	(23,118,757)

Income tax expense	49,765	-	49,765	-
Net income (loss)	$14,246,700	$(2,277,124)	$57,790,484	$(23,118,757)

Weighted average shares outstanding of Class A common stock	20,000,000	20,000,000	20,000,000	20,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.57	$(0.09)	$2.31	$(0.92)
Weighted average shares outstanding of Class B common stock	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.57	$(0.09)	$2.31	$(0.92)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Three and Six Months Ended June 30, 2022
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	5,000,000	$500	$-	$(74,718,097)	$(74,717,597)
Net income	-	-	-	43,543,784	43,543,784
Balance - March 31, 2022 (unaudited)	5,000,000	500	-	(31,174,313)	(31,173,813)
Accretion of Class A common stock subject to possible redemption amount	-	-	-	(223,387)	(223,387)
Net income	-	-	-	14,246,700	14,246,700
Balance - June 30, 2022 (unaudited)	5,000,000	$500	$-	$(17,151,000)	$(17,150,500)

	For the Three and Six Months Ended June 30, 2021
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	5,000,000	$500	$-	$(34,161,468)	$(34,160,968)
Net loss	-	-	-	(20,841,633)	(20,841,633)
Balance - March 31, 2021 (unaudited)	5,000,000	500	-	(55,003,101)	(55,002,601)
Net loss	-	-	-	(2,277,124)	(2,277,124)
Balance - June 30, 2021 (unaudited)	5,000,000	$500	$-	$(57,280,225)	$(57,279,725)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAST ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$57,790,484	$(23,118,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(58,940,000)	20,620,000
Change in fair value of convertible promissory note	(3,481,214)	-
Income from investments held in Trust Account	(195,690)	(22,458)
Changes in operating assets and liabilities:
Accounts payable	(798,879)	74,564
Prepaid expenses	60,250	30,773
Accrued expenses	3,758,900	1,702,990
Accrued income tax	(575,235)	-
Franchise tax payable	(87,810)	(64,707)
Net cash used in operating activities	(2,469,194)	(777,595)

Cash Flows from Investing Activities
Interest released from Trust Account	-	96,478
Net cash provided by investing activities	-	96,478

Net decrease in cash	(2,469,194)	(681,117)

Cash - beginning of the period	5,022,901	1,039,484
Cash - end of the period	$2,553,707	$358,367

Supplemental cash flow information:
Cash paid for income taxes	$625,000	$-

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company’s fiscal year end is December 31.

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

FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or don’t vote at all. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the initial Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 25, 2022 (as such period may be extended by the Company’s stockholders in accordance with the Charter, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Termination of Proposed Business Combination

On February 1, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Fertitta Entertainment, Inc., a Texas corporation (“FEI”), FAST Merger Corp., a Texas corporation and direct subsidiary of the Company (“FAST Merger Corp.”) and FAST Merger Sub Inc., a Texas corporation and direct subsidiary of FAST Merger Corp. (“Merger Sub”). However, on December 9, 2021, the Company entered into a termination and settlement agreement (the “Settlement Agreement”) with FEI, FAST Merger Corp., Merger Sub and the Sponsor, pursuant to which the parties agreed to mutually terminate the Merger Agreement as of December 9, 2021 and fully and finally resolve all disputes that have arisen between them relating to FEI’s purported termination of the Merger Agreement. The Settlement Agreement mutually terminated the Merger Agreement as of December 9, 2021. By virtue of the termination of the Merger Agreement, the PIPE Subscription Agreements and all other Ancillary Agreements (as defined in the Merger Agreement) terminated in accordance with their terms. The Settlement Agreement provides for both immediate and deferred payments from FEI to the Company. The Settlement Agreement provides that FEI would pay $6.0 million to the Company within three business days of the Effective Date (as defined in the Settlement Agreement) of the Settlement Agreement and would further loan $1.0 million to the Company within five business days of the Effective Date of the Settlement Agreement. The Settlement Agreement provides that FEI will further pay to the Company either (i) $10.0 million in the event that the Company consummates an initial business combination, or (ii) $26.0 million if the Company does not consummate an initial Business Combination by August 1, 2022 and determines to redeem its Public Shares and liquidate and dissolve. The Settlement Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Merger Agreement and FEI’s purported termination notice dated December 1, 2021. The Settlement Agreement also contains a covenant not to sue and other customary terms. In December 2021, the Company received an aggregate of $7.0 million from FEI and issued FEI a note agreement with a principal value of $1.0 million and a fair value of approximately $1.3 million as of June 30, 2022 (the “Convertible Promissory Note” - see Note 5).

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

Going Concern Consideration and Capital Resources

As of June 30, 2022, the Company had approximately $2.6 million in its operating bank account and working capital deficit of approximately $1.2 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Sponsor in exchange for the issuance of Founder Shares, the proceeds under the promissory note, pursuant to which the Sponsor agreed to loan to the Company on June 4, 2020 to cover expenses related to the Initial Public Offering (the “Note”), as well as advancement of funds from the Sponsor in an aggregate amount of approximately $354,000 to the Company. Subsequent to the consummation of the Initial Public Offering on August 25, 2020, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and advanced funds on August 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans with related parties.

In connection with the Settlement Agreement with FEI as discussed in Note 1, in December 2021, the Company received an aggregate of $7.0 million from FEI and issued FEI the Convertible Promissory Note (see Note 5) with a principal value of $1.0 million and a fair value of approximately $1.3 million as of June 30, 2022. The Settlement Agreement provides that FEI will further pay to the Company either (i) $10.0 million in the event that the Company consummates an initial Business Combination, or (ii) $26.0 million if the Company does not consummate an initial Business Combination by August 1, 2022 and determines to redeem its Public Shares and liquidate and dissolve.

Based on the foregoing, management believes that the Company will have sufficient borrowing capacity to meet its needs through the consummation of a Business Combination or liquidation. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by August 25, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 25, 2022. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the periods three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents outside of funds held in the Trust Account as of June 30, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income (loss) on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company withdrew approximately $85,000 on interest from the Trust to pay franchise taxes during the six months ended June 30, 2021. No amounts were withdrawn for the six months ended June 30, 2022.

FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets, except for the derivative warrant liabilities and convertible note payable (see Note 10).

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

As of June 30, 2022, and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, prepaid expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Settlement Agreement

In addition to settlement proceeds received in December 2021 in connection with the termination of the aforementioned proposed Business Combination with FEI, the Settlement Agreement provides for a further payment to the Company. The payment to the Company will either amount to (i) $10.0 million in the event that the Company consummates an initial Business Combination, or (ii) $26.0 million if the Company does not consummate an initial Business Combination by August 1, 2022 and determines to redeem its Public Shares and liquidate and dissolve. Since the potential payments are contingent upon either event, no gain is recognized with respect to the future payment in the condensed consolidated statements of operations as of June 30, 2022 and December 31, 2021.

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

The 10,000,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, paragraph 40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of June 30, 2022, a Black-Scholes Merton model using the implied volatility derived from a Monte Carlo Simulation analysis has been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For The Three Months Ended June 30, 2022		For The Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$11,397,360	$2,849,340	$46,232,387	$11,558,097
Denominator:
Basic and diluted weighted average common shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per common share	$0.57	$0.57	$2.31	$2.31

FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For The Three Months Ended June 30, 2021		For The Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(1,821,699)	$(455,425)	$(18,495,006)	$(4,623,751)

Denominator:
Basic and diluted weighted average common shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net loss per common share	$(0.09)	$(0.09)	$(0.92)	$(0.92)

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

Administrative Services Agreement

The Company agreed that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred $45,000 for such services for the three months ended June 30, 2022 and 2021, included as general and administrative expenses - related parties on the unaudited condensed consolidated statements of operations. The Company incurred $90,000 for such services for the six months ended June 30, 2022 and 2021, included as general and administrative expenses - related parties on the unaudited condensed consolidated statements of operations. As of June 30, 2022, there was a balance of $15,000 prepaid for such services included in prepaid expenses on the accompanying condensed consolidated balance sheets. As of December 31, 2021, there was no amount prepaid and no outstanding balance for such services included on the accompanying condensed consolidated balance sheets.

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

FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Convertible Promissory Note

In December 2021, the Company issued FEI a note agreement (the “Convertible Promissory Note”) with a principal value of $1.0 million and an initial fair value of approximately $3.7 million. The Convertible Promissory Note is convertible, in any amount, at the option of FEI into warrants to purchase shares of the Company’s Class A common stock at a conversion price of $1.00 per warrant. If converted, the warrants will be identical to the Private Placement Warrants. The Convertible Promissory Note bears no interest and matures on the date of a Business Combination. As of June 30, 2022 and December 31, 2021, the fair value of the Convertible Promissory Note presented on the condensed consolidated balance sheets was approximately $1.3 million and $4.7 million, respectively.

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

 FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Warrants

As of June 30, 2022 and December 31, 2021, the Company had 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the accompanying condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(8,000,000)
Offering costs allocated to Class A common stock subject to possible redemption	(11,071,453)
Plus:
Accretion of carrying value to redemption value	19,071,453
Class A common stock subject to possible redemption - December 31, 2021	$200,000,000
Plus:
Increase in redemption value of Class A common stock subject to redemption	223,387
Class A common stock subject to possible redemption - June 30, 2022	$200,223,387

Note 9 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock issued or outstanding, all subject to possible redemption and therefore classified outside of permanent equity. See Note 8.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,000,000 shares of Class B common stock issued outstanding.

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

FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$200,223,387	$-	$-

Liabilities:
Derivative warrant liabilities -Public Warrants	$-	$4,800,000	$-
Derivative warrant liabilities -Private Warrants		$-	$2,880,000
Convertible promissory note	$-	$-	$1,266,556

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$200,027,697	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$39,500,000	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$27,120,000
Convertible promissory note	$-	$-	$4,747,770

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants were transferred from a Level 1 measurement to a Level 2 during the six months ended June 30, 2022 was $4.8 million. There were no transfers between levels during the six months ended June 30, 2021.

Derivative Warrant Liabilities

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of June 30, 2022, a Black-Scholes Merton formula using the implied volatility derived from a Monte Carlo simulation analysis were employed to estimate the fair value of Private Placement Warrants. Through March 31, 2022, the fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of June 30, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price, which is considered to be a Level 2 measurement due to the low traded volume.

FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2022 and 2021, the Company recognized gain/(charge) from decrease/(increase) in the fair value of the derivative warrant liabilities of approximately $16.7 million and ($1.7 million), respectively, as presented on the unaudited condensed consolidated statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized gain/(charge) from decrease/(increase) in the fair value of the derivative warrant liabilities of approximately $58.9 million and ($20.6 million), respectively, as presented on the unaudited condensed consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.13	$10.16
Volatility	3.5%	55%
Expected life of the options to convert	5.15	5.5
Risk-free rate	3.01%	0.98%
Dividend yield	0.0%	0.0%

The changes in the fair value of the derivative warrant liabilities measured with Level 3 inputs in the respective periods are summarized as follows:

For the three and six months ended June 30, 2022:

Warrant liabilities at December 31, 2021 - Level 3 measurements	$27,120,000
Change in fair value of warrant liabilities - Level 3 measurements	(17,700,000)
Warrant liabilities at March 31, 2022 - Level 3 measurements	$9,420,000
Change in fair value of warrant liabilities - Level 3 measurements	(6,540,000)
Warrant liabilities at June 30, 2022 - Level 3 measurements	$2,880,000

For the three and six months ended June 30, 2021:

Warrant liabilities at December 31, 2020 - Level 3 measurements	$28,320,000
Change in fair value of warrant liabilities - Level 3 measurements	18,920,000
Warrant liabilities at March 31, 2021 - Level 3 measurements	$47,240,000
Change in fair value of warrant liabilities - Level 3 measurements	1,700,000
Warrant liabilities at June 30, 2021 - Level 3 measurements	$48,940,000

FAST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Promissory Note

Through December 31, 2021, the estimated fair value of the Convertible Promissory Note was estimated using a binomial lattice model. Through June 30, 2022, the estimated fair value of the Convertible Promissory Note have been subsequently estimated utilizing a simulation model similar to the one employed in the Public and Private Placement Warrant valuations with Level 3 inputs to calculate the implied probability of a successful business combination. The following table provides the quantitative information regarding the inputs utilized for the fair value measurement of the Convertible Promissory Note as of their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$1.00	$1.00
Stock price	$10.13	$10.16
Volatility	25.0%	55.0%
Expected term	0.15	0.50
Risk-free interest rate	1.72%	0.19%

The change in the fair value of the convertible note measured with Level 3 inputs for the three and six months June 30, 2022 is summarized as follows:

Fair Value of convertible promissory note at December 31, 2021	$4,747,770
Change in fair value of convertible promissory note	(3,195,153)
Fair Value of convertible promissory note at March 31, 2022	$1,552,617
Change in fair value of convertible promissory note	(286,061)
Fair Value of convertible promissory note at June 30, 2022	$1,266,556

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements, except as noted below.

Dissolution and Liquidation

The Charter provided that the Company had 24 months after the closing of its Initial Public Offering, or until August 25, 2022, to complete an initial Business Combination. The Company will not consummate an initial Business Combination by the August 25, 2022 deadline and as a result, on August 2, 2022, the board of directors has determined that, pursuant to the terms and requirements of the Charter, promptly following August 25, 2022, the Company will redeem all of the Public Shares and dissolve and liquidate the Company in accordance with the terms of the Charter. The Company has decided not to withhold any amounts to pay dissolution expenses (which were permitted to be withheld in an amount up to $100,000) or its tax obligations.

There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

Deferred Underwriting Commission

In accordance with the terms of the underwriting agreement entered into in connection with the Initial Public Offering, because the Company will not consummate an initial Business Combination within the Combination Period, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation. In connection with such liquidation, the underwriters forfeit any rights or claims to the deferred underwriting commission.

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

Termination of Proposed Business Combination and Settlement

On February 1, 2021, we entered into the Merger Agreement with FEI, FAST Merger Corp. and Merger Sub. However, on December 9, 2021, we entered into the Settlement Agreement with FEI, FAST Merger Corp., Merger Sub and the Sponsor, pursuant to which the parties agreed to mutually terminate the Merger Agreement as of December 9, 2021 and fully and finally resolve all disputes that have arisen between them relating to FEI’s purported termination of the Merger Agreement. The Settlement Agreement mutually terminated the Merger Agreement as of December 9, 2021. By virtue of the termination of the Merger Agreement, the PIPE Subscription Agreements and all other Ancillary Agreements (as defined in the Merger Agreement) terminated in accordance with their terms. The Settlement Agreement provides for both immediate and deferred payments from FEI to the Company. The Settlement Agreement provides that FEI will pay $6.0 million to the Company within three business days of the Effective Date (as defined in the Settlement Agreement) of the Settlement Agreement and will further loan $1.0 million to the Company within five business days of the Effective Date of the Settlement Agreement. The Settlement Agreement provides that FEI will further pay to the Company either (i) $10.0 million in the event that the Company consummates an initial business combination, or (ii) $26.0 million if the Company does not consummate an initial business combination by August 1, 2022 and determines to redeem its Public Shares and liquidate and dissolve. The Settlement Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Merger Agreement and FEI’s purported termination notice dated December 1, 2021. The Settlement Agreement also contains a covenant not to sue and other customary terms. As of December 31, 2021, we received the $6.0 million in cash and the $1.0 million loan proceeds. The $1.0 million loan agreement was entered into December 14, 2021 and is convertible, in any amount, at the option of the payee into warrants to purchase shares of Class A common stock of the Company at a conversion price of $1.00 per warrant. If converted the warrants would be identical to the Private Placement Warrants. The Convertible Promissory Note bears no interest and matures on the date of a business combination.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Settlement Agreement, a copy of which was filed with the SEC on a Current Report on Form 8-K on December 10, 2021.

Recent Developments

Dissolution and Liquidation

Following the termination of the Merger Agreement with FEI, we re-commenced a search for initial business combination candidates and considered various potential target companies. We entered into a letter of intent with one of such potential targets and, thereafter, engaged in due diligence of the potential target’s business. We also negotiated a definitive acquisition agreement and other transaction documents with the potential target, and negotiated financing documents with financing providers, in each of these cases, to the point of near finalization. However, despite our continued efforts to enter into and consummate the transaction, the seller of such target company is not moving forward with definitive agreements.

As a result of our inability to consummate a Business Combination, given the August 25, 2022 deadline to consummate a Business Combination under our Charter, on August 2, 2022, our board of directors has determined that, pursuant to the terms and requirements of our Charter, promptly following August 25, 2022, we will redeem all of the Public Shares and dissolve and liquidate the Company in accordance with the terms of our Charter.

Accordingly, effective August 26, 2022, and pursuant to the terms and requirements of our Charter, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including any right to receive further liquidating distributions), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We will not withhold any amount from the Trust Account to pay dissolution expenses, despite the provision that we are permitted to do so up to $100,000 of interest. In accordance with the foregoing terms and requirements of our Charter, any funds received pursuant to the Settlement Agreement that are remaining after the payment of expenses will not be part of any distributions with respect to the Public Shares.

Deferred Underwriting Commission

In accordance with the terms of the underwriting agreement entered into in connection with the Initial Public Offering, because we will not consummate an initial Business Combination within the Combination Period, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation. In connection with such liquidation, the underwriters forfeit any rights or claims to the deferred underwriting commission.

Going Concern Consideration and Capital Resources

As of June 30, 2022, we had approximately $2.6 million in our operating bank account and working capital deficit of approximately $1.2 million.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor in exchange for the issuance of Founder Shares, the loan under the Note as well as advancement of funds from our Sponsor in an aggregate amount of approximately $354,000 to us to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on August 25, 2020, our liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note and advanced funds on August 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Settlement Agreement with FEI as discussed above, in December 2021, we received an aggregate of $7.0 million from FEI and issued FEI the Convertible Promissory Note with a principal value of $1.0 million and a fair value of approximately $1.3 million as of June 30, 2022. The Settlement Agreement provides that FEI will further pay to us either (i) $10.0 million in the event that we consummate an initial Business Combination, or (ii) $26.0 million if we do not consummate an initial Business Combination by August 1, 2022 and determines to redeem ours Public Shares and liquidate and dissolve.

Based on the foregoing, management believes that we will have sufficient borrowing capacity to meet our needs through the consummation of a Business Combination or liquidation. However, in connection with the management assessment of going concern considerations in accordance with ASC 205-40, management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 25, 2022. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception up to June 30, 2022, was in preparation for our formation, the Initial Public Offering, and since the closing of our Initial Public Offering, a search for Business Combination candidates. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had a net income of approximately $14.2 million, which consisted of approximately $16.7 million of gain from changes in fair value of derivative warrant liabilities, approximately $286,000 of gain from changes in fair value of the Convertible Promissory Note, and approximately $250,000 from income from our investments held in the Trust Account, partially offset by general and administrative fees of approximately $2.9 million, related party administrative fees of $45,000, franchise tax expenses of approximately $51,000, and income tax expenses of approximately $50,000.

For the six months ended June 30, 2022, we had a net income of approximately $57.9 million, which consisted of approximately $58.9 million of gain from changes in fair value of derivative warrant liabilities, approximately $3.5 million of gain from changes in fair value of the Convertible Promissory Note, and approximately $196,000 from income from our investments held in the Trust Account, partially offset by general and administrative expenses of approximately $4.6 million, related party administrative fees of approximately $90,000, franchise tax expenses of $100,000 and income tax expenses of approximately $50,000.

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

Administrative Services Agreement

Commencing on August 21, 2020 and continuing until the earlier of the consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative support services provided to members of our management team. We incurred $45,000 for such services for the three months ended June 30, 2022 and 2021, included as general and administrative expenses - related parties on the unaudited condensed consolidated statements of operations. We incurred $90,000 for such services for the six months ended June 30, 2022 and 2021, included as general and administrative expenses - related parties on the unaudited condensed consolidated statements of operations. As of June 30, 2022, there was a balance of $15,000 prepaid for such services included in prepaid expenses on the accompanying condensed consolidated balance sheets. As of December 31, 2021, there was no amount prepaid and no outstanding balance for such services included on the accompanying condensed consolidated balance sheets.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the public warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of June 30, 2022, a Black-Scholes Merton model using the implied volatility derived from a Monte Carlo Simulation analysis has been employed. The fair value of public warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 20,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of August 25, 2020 and its interim consolidated financial statements and Notes as reported in its SEC filings for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of August 2022.

FAST ACQUISITION CORP.

By:	/s/ Sandy Beall
	Name:	Sandy Beall
	Title:	Chief Executive Officer

By:	/s/ Garrett Schreiber
	Name:	Garrett Schreiber
	Title:	Chief Financial Officer